Form 10-K
period 2009-12-31
PMX Communities, Inc.
filed 2010-04-02
CIK 1471387

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       333-161699

                          PMX COMMUNITIES, INC.
                               (Exact name of registrant in its charter)

        NEVADA                                   80-0433114
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

Technology Business Incubator
Research & Development Park
3701 FAU Blvd., Suite 210
Boca Raton, FL                              33431
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  561-210-5349


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 15, 2010 was 53,600,000 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

                         PMX Communities, Inc.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2009
                           Table of Contents

                                Part I

ITEM 1.  BUSINESS                                                   5
ITEM 1A. RISK FACTORS                                              11
ITEM 1B. UNRESOLVED STAFF COMMENTS                                 11
ITEM 2.  PROPERTIES                                                11
ITEM 3.  LEGAL PROCEEDINGS                                         11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

                                Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     12
ITEM 6.  SELECTED FINANCIAL DATA                                   13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    17
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               18
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     38
ITEM 9A. CONTROLS AND PROCEDURES                                   38
ITEM 9B.  OTHER INFORMATION                                        38

                               Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       39
ITEM 11.  EXECUTIVE COMPENSATION                                   41
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             41
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   43
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   44

                               Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  46


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                               PART I

ITEM 1.   BUSINESS

PMX Communities, Inc. was organized under the laws of the State of Nevada. PMX Communities was incorporated under the name Merge II, Inc. on December 29, 2004 in the State of Nevada. From December 29, 2004 until February 10, 2009, the company was inactive and conducted no business.

On February 10, 2009, by Unanimous Written Consent, the board of directors authorized an amendment to its Certificate of Incorporation to change the name of the corporation to PMX Communities, Inc. PMX
Communities also authorized an amendment to amend the articles of Incorporation from 25,000,000 to 100,000,000 common shares authorized. The amendments were filed on June 30, 2009.

The registrant is in the developmental stage and intends to conduct business as an advertising and social networking portal. Since its inception, the registrant has had no significant business activity.

The registrant currently has a total of five online portals in different stages of development targeting the Stem Cell, Biotechnology, Gold Mining, Green Energy Technology and Fine Art industries. The registrant intends to ramp up operations for these sites and develop new sites in other areas of interest using the same software technology and marketing development plan.

Operations
----------
The registrant's social networking portals provide social networking tools to its' members for free; the objective is to create a community networking environment that generates interest within each the targeted industry's portals. It is against this backdrop of activity that the registrant intends to generate advertising revenue streams.

Intended Scope of Operations; Strategy and Implementation Summary
-----------------------------------------------------------------
Through our portals, the registrant offers a platform through which companies, real and intellectual property owners; potential buyers and industry professionals can network and communicate with each other through the site's unique social networking environment. The portals provides an environment in which social networking tools are provided to members for free; the objective is to create a community networking environment that supports a membership base which may potentially have an interest in viewing the advertising that we will attempt to sell.

The intent is to create a large database of individuals and companies in each targeted industry. This database will be the source in which the Company will seek to market its marketing mediums, such as listings and advertising. The registrant intends to generate advertising revenues from private and public companies and others who desire to sell their property, or otherwise profile their services, company or ideas as they pertain to the portal's targeted industry.

Marketing Strategy
------------------
The registrant will offer the necessary social networking tools and content to build the appropriate online community specific to the industry for which potential clients wish to display their advertising. The establishment of a social networking climate/community will strengthen the contacts that promote word of mouth marketing and networking, with the goal of assembling a substantial membership base to target our advertising to. Our marketing strategy includes:

   1.  Advertising
The registrant intends to advertise through other websites in our targeted industries. This will encourage individuals and companies to visit the portal and become members of the networking environment thus increasing the membership database and the potential prospecting list for the registrant.

   2. Emailing Campaign.
An email campaign will be sent out to opt-in email prospects with a concentration on potential respondents that should have an interest in our various portals. The purpose of the email campaign is to get companies and individuals to click on and visit the portal and for them to become members of the community, thus increasing the potential customer base needed to generate income.

   3. Free networking tools to Users/Advertisers.
PMX intends to make available to the members and advertisers of its online communities various communication tools free of charge. Invisosoft is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. The term of the agreement is for five years. On June 23, 2009, the registrant acquired an initial 100 Activation Seats of the Invisosoft Live Communicator Suite Software. The seats were acquired for $50 per seat. Dennis Carrasquillo, a former officer and director of the registrant has been vice president of Invisosoft, Inc. since 2005. For the first two years,

The registrant shall have the right to increase the number of activator seats at anytime via a one time payment of $50 per seat up to a maximum of one hundred thousand seats.

The registrant intends to offer software free of charge to its website users; it may also explore charging a nominal user fee for upgraded/premium service.

   4. Sales Strategy for PMX Portals.
The registrant plans to implement its initial marketing strategy targeting the gold mining industry by calling on mine property owners who currently have their properties listed in other mediums of advertising or on other websites on the internet. The registrant also intends to contact publicly traded mining companies to sell them a corporate profile page on the portal. Advertising banners will be offered to companies and mining professionals in the industry.

For the portals under development such as the stem cell and biotechnology industries, The registrant intends to pursue public and private companies, patent owners, research scientists, laboratories and other entities/individuals that would have an interest in showcasing their work, projects or intellectual properties.

The registrant intends to proceed in this fashion to develop the portal for the green energy technology industry and the fine art industry. To date, The registrant has registered the following internet domain names:
   -  www.pmxcommunities.com,
   -  www.goldminingopportunities.com,
   -  www.goldminingcommunities.com,
   -  www.stemcellcommunities.com,
   -  www.biotechcommunities.com,
   -  www.greenenergycommunities.com, and
   -  www.fineartcommunities.com.

The registrant intends to pursue this same marketing strategy as it looks to develop other social networking based portals for unique audiences and market shares throughout the online community, with the goal of creating additional sources of advertising revenue for the company.

Third Party Providers
---------------------
We depend upon third parties for several critical elements of our business, including various technology, infrastructure, content development, and software and distribution components.
We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. Any financial difficulties for our providers may have negative effects on our business, the nature and extent of which we cannot predict. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements.

Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

We have not entered into any material agreements with any third parties other than the service we subscribe to via the incubator at FAU.

Service interruptions and delays
--------------------------------
We may experience service interruptions and delays due to limited hardware and software resources. We are exploring options to add redundancy equipment to our network that provides alternative equipment to use in the event of hardware failure. This equipment would include multiple servers, raid drives (multiple hard drives) and rotational backups of our system and services.

Trademarks, Patents & Domains
-----------------------------
We view the computer software technology that we have developed as proprietary. For the year ended December 31, 2009, no amounts were spent on research and development activities.

We attempt to protect our technology and trade secrets through the use of:
   -  Confidentiality and non-disclosure agreements,
   -  Trademarks,
   -  Patents, and
   -  By other security measures.

Assignment and Lease assumption
-------------------------------
On June 28, 2009, the registrant entered into an assignment and lease assumption with AU Spectators, LLC. On February 14, 2009, the registrant had entered into a Lease Purchase Option Agreement with Western Sierra Mining Corporation, for which the registrant paid to Western Sierra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars. Under the agreement with AU, the registrant agrees to assign all rights and obligations of the registrant arising after the date thereof under the lease pursuant to the terms and conditions hereof; and each of the members of AU have extended loans to the registrant represented by promissory notes. In consideration for the agreement, each of the members of AU has agreed to collectively forgive the repayment of the sum of thirty-thousand ($30,000) dollars of the notes. The assignment and assumption was deemed effective and operative as of June 30, 2009. The registrant has recognized five thousand ($5,000) in income on the gain on this transaction.

Government Regulation
---------------------
We are subject to general business regulations and laws, as well as regulations and laws directly applicable to the Internet. As we continue to expand the scope of our properties and service offerings, the application of existing laws and regulations to the registrant relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities.

Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

Several federal laws, including the following, could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed Harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

Competition
-----------
We compete with many other providers of online web hosting, advertising and electronic commerce services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

   - companies offering communications, Web search, commercial search, information, community and entertainment services and Internet access either on a stand alone basis or integrated into other products and media properties;
   - Vertical markets where competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors;
   -  Online employment recruiting companies; and
   -  Online merchant hosting services.

In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities. These companies may have a competitive advantage because they have greater access to content, maintain billing relationships with more customers and have access to established distribution networks.

There are various competitors who allow vendors to sell their items online. They have established customer base and instant market recognition. These competitors have greater access to content and maintain billing relationships with more customers and have access to established distribution networks. We have not yet generated any material revenue from our business model compared to significant revenue generated by these competitors.

If new competitors seize our product ideas and business model and produced competing web sites with similar product matrixes, our ability to generate revenue would be negatively affected. Additionally, these new competitors could be better capitalized and capture a larger market share of our intended market.

We face competition from traditional advertisers. If consumers choose not to purchase their products through the Internet, our ability to generate revenues will be negatively affected.

Insurance
---------
We have not obtained any insurance to cover potential risks and liabilities.

Employees
---------
We currently have two full-time employees and no part-time employees. As operations increase and revenues allow, we will have to employ an undetermined number of designers and programmers in addition to obtaining sales persons on an independent contractor, commission only basis.

Consulting Agreement
--------------------
On February 1, 2009, the registrant entered into a consulting agreement with OTC Business Solutions, then an unaffiliated company. As of February 23, 2010, Michael C. Hiler, its owner, became an officer and director of PMX Communities. The consultant provides consulting services related to the management and organization of the company, their financial policies, the terms and conditions of employment and generally any matter arising out of the business affairs of the company.

The consulting agreement will terminate on December 31, 2011.

The consultant was issued 5,000,000 common shares for services rendered and to be rendered to PMX Communities. Additionally, the consultant received $60,000.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

The registrant has signed a lease agreement with Enterprise Development Corporation, a non profit organization associated with Florida Atlantic University Incubator Technology Program. The office space consists of 120 sq ft of space at a cost of $600.00 per month. The lease agreement is on a month to month basis, with no contractual obligation.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. As of the date of this report there is no market for our common stock. We intend to take certain steps to cause a licensed market maker to file an application with FINRA to list our common stock for trading on the OTCBB, or another national exchange.

There can be no assurances that our common stock will be approved for listing on the OTCBB, or any other existing US trading market.

b) Holders. At March 15, 2010, there were approximately 42 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

On February 1, 2009, PMX Communities approved a 40 to 1 forward split on the common shares.

On February 1, 2009, PMX Communities issued 5,000,000 shares of common stock to OTC Business Solutions, then a non-affiliate company controlled
by Michael Hiler for services rendered at a value of $500.   OTC
Business Solutions provides consulting services to the Company.

On May 9, 2009, PMX Communities issued 100,000 shares of common stock to Island Capital Management, a non-affiliate control by Micah Eldred and Carl Dilley for services rendered at a value of $10. Island Capital Management provides transfer agent services to the Company.

In May 2009, PMX Communities issued 1,000,000 shares of common stock to Mervyn Gervis, a director, for services rendered at a value of $100.

Subsequently, On February 23, 2010, Dennis Carrasquillo, a former officer and director sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

During the year ended December 31, 2009, PMX Communities offered the common stock through its officers, directors, and employees without commission under an exemption from registration under Rule 506 of Regulation D and/or Section 4(2) to accredited investors and less than 35 non-accredited investors. The Form D was not properly filed. PMX Communities issued the following 7,500,000 shares of common stock at $.0001 per share, for a total of $750.

Mark R. Connell                  500,000
Andrew Goldstein                 500,000
Mark Goldstein                 2,750,000
Philip Liberty
  & Cynthia Liberty              500,000
Michael McCauley                 650,000
Glen Murphy                      350,000
Barry G. Roderman              2,250,000

    Item 5(b) Use of Proceeds. We registered 19,600,000 common shares on behalf of selling security holders. We will not receive any cash or other proceeds in connection with the subsequent sale by the selling security holders. Our registration statement on Form S-1 (Commission File No. 333-161699) became effective on December 11, 2009.

    Item 5(c)  Purchases of Equity Securities by the issuer and
affiliated purchasers.   None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties
------------------------
The registrant is exploring ways to add complementary products without extensive engineering and other product development. Preliminary discussions are being held with potential strategic partners to combine products under one company umbrella, especially where our sales and system integrator network provide additional sales professionals on the street.

We believe that maintaining and expanding our brand is an important aspect of our efforts to attract and expand our user and advertiser base. We will spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-building efforts to enhance consumer awareness of the Company brand. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective.

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. Any financial difficulties for our providers may have negative effects on our business, the nature and extent of which we cannot predict. We expect to experience interruptions and delays in service and availability for such elements.

Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

We are subject to general business regulations and laws, as well as regulations and laws directly applicable to the Internet. As we continue to expand the scope of our properties and service offerings, the application of existing laws and regulations relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

Results of Operations for the years ended December 31, 2009 and 2008
--------------------------------------------------------------------
For the year ended December 31, 2009, we did not receive any revenue. Selling, general and administrative expenses were $110,464 and consisted of primarily of accounting fees of $16,600, consulting expenses of $60,500, wage expenses of $22,250 and other miscellaneous expenses of $11,114. For the year ended December 31, 2009, we had a net loss of $(113,685).

Comparatively, for the year ended December 31, 2008, we did not receive any revenue. Selling, general and administrative expenses were $500. For the year ended December 31, 2008, we had a net loss of $500.

The increase in selling, general and administrative expenses for the two periods were due to preparation of the S-1 offering and preparation for the commencement of operations.

Liquidity and Capital Resources
-------------------------------
As at December 31, 2009, we had cash and cash equivalents of $212. For the year ended December 31, 2009, the registrant paid a deposit for a lease agreement of $25,000. Additionally, the registrant purchased property and equipment of $2,005, and purchased a license for $5,000. As a result, the registrant had net cash used in investing activities of $32,005 for the year ended December 31, 2009.

Comparatively, the registrant did not pursue any investing activities for the year ended December 31, 2008.

For the year ended December 31, 2009, the registrant received proceeds from notes payable of $150,000 and had an increase in accrued interest of $7,647. Additionally, for the year ended December 31, 2009, the registrant had common stock issued for cash, net of costs of $(18,250). As a result, the registrant had net cash provided by financing activities of $139,397 for the year ended December 31, 2009.

For the year ended December 31, 2008, the registrant received a cash contribution of operation expenses of $500 resulting in net cash provided by financing activities of $500.

We only have sufficient currently available capital resources for the next 30-60 days. Anticipated capital expenditures relating to the expenses we will incur upon becoming a reporting company are estimated to range from $5,000-$10,000 per quarter.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equities securities. It is our intent to secure a market share in the social networking industry through advertising revenue which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities.

Plan of Operation
-----------------
Milestone                              Estimated Cost       Timeline

1. Complete first four websites        $1,000 or less       3 months
   including getting the conference
   software operational

2. Generate advertising revenues
   - Solicit 10 advertisers per website
   by offering free advertising for 60 days
   thereafter, $200 per month          $1,000 or less      3-6 months

   - Hire full time sales person      commission based      9 months

3. Complete two additional websites    $1,000 or less     9-12 months
   - Solicit 10 advertisers per website
     by offering free advertising for 60 days
     thereafter, $200 per month        $1,000 or less     9-12 months

The first milestone needs to be reached before we can proceed with the second and third milestone.

Going Concern
-------------
The registrant has incurred net losses for the year ended December 31, 2009 of $(113,685) and for the year ended December 31, 2008 of $(500). Because of these losses, the registrant will require additional working capital to develop its business operations.

The regsitrant intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that the registrant will be able to either

   - achieve a level of revenues adequate to generate sufficient cash flow from operations; or

   - obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the registrant working capital requirements.

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the registrant will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the registrant. These conditions raise substantial doubt about our ability to continue as a going concern.

Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements included in this annual report.

Off-Balance Sheet Arrangements
------------------------------
The registrant had no material off-balance sheet arrangements as of December 31, 2009.

Critical Accounting Policies and Estimates
------------------------------------------
Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

New Accounting Pronouncements
-----------------------------
The registrant has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PMX Communities, Inc.
                    Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        19
Financial Statements of PMX Communities, Inc.:
  Balance Sheets as of December 31, 2009 and 2008              20
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           21
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2009 and 2008                 22
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 23
  Notes to Financial Statements                                25

                      [LETTERHEAD OF AUDIT FIRM]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO the Board of Directors and
Stockholders of PMX Communities, Inc.

We have audited the accompanying balance sheets of PMX Communities, Inc. (a development stage enterprise)(the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period December 29, 2004 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX
Communities, Inc. (a Nevada corporation) as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in
Note 13, the Company has been in the development stage since its inception (December 29, 2004) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lake & Associates CPA's LLC
Boca Raton, Florida
March 24, 2010

PMX Communities, Inc.
 (Formerly Merge II, Inc.)
 (A Development Stage Company)

                         Balance Sheets

                                         December 31,      December 31,
                                            2009              2008
                                         -----------       ----------
ASSETS

Current assets:
  Cash and cash equivalents               $       212    $         -
  Deposits                                        600              -
                                          -----------    -----------
Total current assets                              812              -
                                          -----------    -----------
Fixed assets
  Property and equipment, net                   1,847              -
                                          -----------    -----------
Other assets
  License with related party, net               4,583              -
                                          -----------    -----------
Total assets                              $     7,242    $         -
                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts Payable                        $     5,960    $         -
  Accrued expenses                              4,960              -
  Notes payable, includes related
   party notes of $101,764 at
   12/31/09 and $0 at 12/31/08                127,647              -
                                           -----------    -----------
Total current liabilities                     138,567              -

Commitments & Contingencies                         -              -

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value;
   authorized 100,000,000 shares,
   issued and outstanding 53,600,000
   shares, and 40,000,000,
   respectively (adjusted for forward
   split                                        5,360          4,000
  Additional paid-in capital                  (20,725)        (1,725)
  Deficit accumulated during the
    development stage                        (115,960)        (2,275)
                                          -----------    -----------
Total stockholders' deficit                  (131,325)             -
                                          -----------    -----------
Total liabilities and stockholders'
  deficit                                 $     7,242    $         -
                                          ===========    ===========

            See accompanying notes to financial statements.

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Operations
Years Ended December 31, 2009 and 2008 and
Period from December 29, 2004 (inception) through June 30, 2009

                                                   December 29, 2004
                         Years Ended December 31, (Inception) through
                         2008               2007      June 30, 2009
                         ----               ----   ------------------
Net sales                  $         -    $         -    $         -
Cost of sales                        -              -              -
                           -----------    -----------    -----------
Gross profit                         -              -              -

Costs and expenses:
  Amortization                     417              -            417
  Depreciation                     157              -            157
  Selling, general and
   administrative expenses     110,464            500        112,739
                           -----------    -----------    -----------
                               111,038            500        113,313
                           -----------    -----------    -----------
Loss from operations          (111,038)          (500)      (113,313)
Other income                     5,000              -          5,000
Interest expense                (7,647)             -         (7,647)
                           -----------    -----------    -----------
Loss before income taxes      (113,685)          (500)      (115,960)
Income taxes                         -              -              -
                           -----------    -----------    -----------
Net loss                   $  (113,685)   $      (500)   $  (115,960)
                           ===========    ===========    ===========
Basic net loss per share   $     (0.00)   $     (0.00)
                           ===========    ===========
Weighted average shares
  outstanding
 Basic                      49,140,000     40,000,000
                           ===========    ===========

            See accompanying notes to financial statements.

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from December 29, 2004 (Inception) to June 30, 2009
                                                                      Additional
                                                   Common Stock        Paid -in
                                                Shares    Par Value     Capital
                                                -------------------   ----------
Balance, December 29, 2004 (Inception)                 -    $    -     $        -
Common stock issued for cash to an initial
  investor - December 29, 2004 at $.00275/sh
  restated for February 1, 2009 forward
  split 40-1                                  40,000,000     4,000         (3,725)
Net loss for the period from December 29,
  2004 (inception) to December 31, 2004                -         -              -
                                              ----------    ------     ----------
Balance December 31, 2004                     40,000,000     4,000         (3,725)
Capital contribution of operating expenses             -         -            500
Net loss - December 31, 2005                           -         -              -
                                              ----------    ------     ----------
Balance December 31, 2005                     40,000,000     4,000         (3,225)
Capital contribution of operating expenses             -         -            500
Net loss - December 31, 2006                           -         -              -
                                              ----------    ------     ----------
Balance December 31, 2006                     40,000,000     4,000         (2,725)
Capital contribution of operating expenses             -         -            500
Net loss - December 31, 2007                           -         -              -
                                              ----------    ------     ----------
Balance December 31, 2007                     40,000,000     4,000         (2,225)
Capital contribution of operating expenses             -         -            500
Net loss - December 31, 2008                           -         -              -
                                              ----------    ------     ----------
Balance December 31, 2008                     40,000,000     4,000         (1,725)
Common stock issued for services
 - (February 2009 @ $.0001/sh)                 5,000,000       500              -
Common stock issued for services
 - (May 2009 @ $.0001/sh)                        100,000        10              -
Common stock issued to directors for
 services - (May 2009 @ $.0001/sh)             1,000,000       100              -
Common stock issued for cash (June 2009
 @ $.0001/sh)                                  7,500,000       750              -
Costs incurred to file registration
 statement                                             -         -        (19,000)
Net loss - December 31, 2009                           -         -              -
                                              ----------    ------     ----------
Balance December 31, 2009                     53,600,000    $5,360     $  (20,725)

            See accompanying notes to financial statements.

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from December 29, 2004 (Inception) to December 31, 2009
                           (Continued)

                                                     Deficit              Total
                                              Accumulated during the   Stockholders'
                                                Development Stage        Deficit
                                                -------------------     ----------
Balance, December 29, 2004 (Inception)             $         -       $         -
Common stock issued for cash to an initial
  investor - December 29, 2004 at $.00275/sh
  restated for February 1, 2009 forward
  split 40-1                                                  -               275
Net loss for the period from December 29,
  2004 (inception) to December 31, 2004                    (275)             (275)
                                                    -----------       -----------
Balance December 31, 2004                                  (275)                -
Capital contribution of operating expenses                    -               500
Net loss - December 31, 2005                               (500)             (500)
                                                    -----------       -----------
Balance December 31, 2005                                  (775)                -
Capital contribution of operating expenses                    -               500
Net loss - December 31, 2006                               (500)             (500)
                                                    -----------       -----------
Balance December 31, 2006                                (1,275)                -
Capital contribution of operating expenses                    -               500
Net loss - December 31, 2007                               (500)             (500)
                                                    -----------       -----------
Balance December 31, 2007                                (1,725)                -
Capital contribution of operating expenses                    -               500
Net loss - December 31, 2008                               (500)             (500)
                                                    -----------       -----------
Balance December 31, 2008                                (2,275)                -
Common stock issued for services
 - (February 2009 @ $.0001/sh)                                -               500
Common stock issued for services
 - (May 2009 @ $.0001/sh)                                     -                10
Common stock issued to directors for
 services - (May 2009 @ $.0001/sh)                            -               100
Common stock issued for cash (June 2009
 @ $.0001/sh)                                                 -               750
Costs incurred to file registration
 statement                                                    -           (19,000)
Net loss - December 31, 2009                           (113,685)         (113,685)
                                                    -----------       -----------
Balance December 31, 2009                           $  (115,960)      $  (131,325)

            See accompanying notes to financial statements.

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Cash Flows
Years Ended December 31, 2008 and 2007 and
Period from December 29, 2004 (inception) through June 30, 2009

                                                                     December 29, 2004
                                           Years Ended December 31, (Inception) through
                                           2008             2007       June 30, 2009
                                           ----             ----    ------------------
Cash flows from operating
 activities
Net loss                               $(113,685)         $  (500)        $(115,960)
Adjustments to reconcile
 net (loss) to net cash
 provided by (used in)
 operating activities:
  Issuance of common stock
    for services                             610                -               610
  Conversion of notes
    payable                               (5,000)               -            (5,000)
  Depreciation                               158                -               158
  Amortization                               417                -               417
  Change in assets and
   liabilities
    Deposit                                 (600)               -              (600)
   Accounts payable                        5,960                -             5,960
   Accrued expenses                        4,960                -             4,960
                                        --------           ------          --------
Net cash used in operating
 activities                             (107,180)            (500)         (109,455)
                                        --------           ------          --------
Cash flows from investing
 Activities
  Purchase of property and equipment      (2,005)               -            (2,005)
  Purchase of license                     (5,000)               -            (5,000)
  Deposit of lease agreement             (25,000)               -           (25,000)
                                        --------           ------          --------
Net cash used in investing
 activities                              (32,005)               -           (32,005)
Cash flows from financing
 activities
  Proceeds from notes payable            150,000                -           150,000
  Increase in accrued interest             7,647                -             7,647
  Cash contribution of
   operating expenses                          -              500             2,000
  Common stock issued for cash,
    net of costs                         (18,250)               -           (17,975)
                                        --------           ------          --------
Net cash provided by financing
 activities                              139,397              500           141,672
                                        --------           ------          --------




Net increase in cash and cash
 equivalents                                 212                -               212
Cash and cash equivalents,
 Beginning of fiscal year                      -                -                 -
                                        --------           ------          --------
Cash and cash equivalents,
 end of period                          $    212           $    -          $    212
                                        ========           ======          ========
Supplementary information
-------------------------
  Cash paid for:
  Interest                              $      -           $    -          $      -
                                        ========           ======          ========
  Income taxes
                                        ========           ======          ========
Assignment of lease agreement
 as payment for notes payable           $ 30,000           $    -          $ 30,000
                                        ========           ======          ========

            See accompanying notes to financial statements.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

PMX Communities, Inc. (formerly Merge II, Inc) (The Company) was organized under the laws of the State of Nevada. The Company was incorporated under the name Merge II, Inc. on December 29, 2004 in the State of Nevada. The Company's year end is December 31. The Company operates from its office at Technology Business Incubator, Research & Development Park, 3701 FAU Blvd., Suite 210, Boca Raton, FL 33431.

On February 10, 2009, by Unanimous Written Consent, the Board of
Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to change the name of the corporation to PMX
Communities, Inc. The Company also authorized an amendment to amend the articles of incorporation from 25,000,000 to 100,000,000 common shares authorized. The amendments were filed on June 30, 2009.

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS
 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company is in the developmental stage and intends to conduct business as an advertising and social networking portal. Since its inception the Company has had no significant business activity, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Cash and Cash equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Equipment
Equipment is stated at cost, less accumulated depreciation.
Depreciation is provided using the straight-line method over the estimated useful life of five years for equipment and seven years for furniture and fixtures. Components of property and equipment are as follows:

                                         2009            2008
                                         ----            ----
Office Equipment                       $1,600          $    0
Office Furniture and Fixtures             404               0
  Less: Accumulated Depreciation         (157)             (0)
                                       ------          ------
Property and Equipment, net            $1,847          $    0
                                       ======          ======

Income Taxes
Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax
authority  would sustain  the  position  in  an   examination.   For
tax  positions   meeting  a "more-likely-than-not"   threshold,  the
amount  recognized  in  the  financial statements is the benefit

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2009, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

There is no provision for income taxes due to continuing losses. At December 31, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $115,960 which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

Revenue Recognition
The Company will recognize revenue when:

   -  Persuasive evidence of an arrangement exists;
   -  Shipment has occurred;
   -  Price is fixed or determinable; and
   -  Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the twelve month periods ended December 31, 2009 and 2008 and the period from December 29, 2004 (inception) through December 31, 2009 the Company has no revenues.

Income (loss) Per Share
Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of
dilutive shares outstanding during each reporting   period.   Common
equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive

Fair value of Financial Instruments
The Company adopted ASC topic 820, "Fair Value Measurements and
Disclosures" (ASC 820), formerly SFAS No. 157 "Fair Value Measurements,"

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

effective January 1, 2009. ASC 820 defines "fair value" as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company's financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

   - Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
   - Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
   - Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Reclassifications
Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Business Segments
The Company operates in one segment and therefore segment information is not presented.

Recent Authoritative Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

                          December 31,   December 31,
                             2009           2008
                          -----------    -----------
Accrued Professional
 Fees                     $    4,960      $       -
                           ---------      ---------
                          $    4,960      $       -
                          ==========      =========

NOTE 4 - NOTES PAYABLE

During the year December 31, 2009, The Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000). The entire principal amount with eight percent (8%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay these notes the Company will be obligated to pay a minimum of one (1) years interest to the holder of these notes. At the option of the holder , any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following schedule and terms: i) after 180 days the holder may elect to convert 25% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading. If at the 180 day anniversary of the notes the Company is not trading on an exchange, the first conversion window will extend until such time as the Company is trading on an exchange. ii) after 360 days the holder may elect to convert 50% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading. If at the 360 day anniversary of the notes the Company is not trading on an exchange, the first conversion window will extend until such time as the Company is trading on an exchange. iii) after 540 days the holder may elect to convert 75% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (continued)

average closing bid of the stock on the preceding 30 days of trading. If at the 540 day anniversary of the notes the Company is not trading on an exchange, the first conversion window will extend until such time as the Company is trading on an exchange. iv) after 720 days the holder may elect to convert any remaining principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

On August 25, 2009, The Company entered into a promissory note with one investor for the principal sum of twenty five thousand dollars ($25,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

At December 31, 2009 the Company has accrued interest on the notes of $7,647.

On June 28, 2009 the Company entered into an assignment and lease assumption with AU Spectators, LLC. (AU). On February 14, 2009 the Company had entered into a Lease Purchase Option Agreement with Western Sierra Mining Corporation, for which the Company paid to Western Seirra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars. Under the agreement with AU the Company agrees to assign all rights and obligations of the Company arising after the date hereof under the lease pursuant to the terms and conditions hereof; and each of the members of AU have extended loans to the Company represented by promissory notes. In consideration for the agreement, each of the members of AU have agreed to collectively forgive the repayment of the sum of thirty-thousand ($30,000) dollars of the notes. The assignment and assumption shall be effective and operative as of June 30, 2009. The Company has recognized five thousand ($5,000) in income on the gain on this transaction.

Promissory notes payable consists of the following:

Principal contributed                       $150,000
Add: Accrued interest                          7,647
Less: Repayment under lease assumption       (30,000)
                                            --------
Balance, December 31, 2009                  $127,647
                                            ========

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

Note 5 - EQUITY TRANSACTIONS

Common Stock
During the year ended December 31, 2004, the Company issued 1,000,000 shares of common stock (40,000,000 shares post split) to founding shareholders at $.000275 per share, for cash of $275.

On February 1, 2009 the Company approved a 40 to 1 forward split on the common shares.

On February 10, 2009 the Company amended the articles of incorporation to increase the number of authorized shares from 25,000,000 shares at $.0001 to 100,000,000 shares ay $.0001.

During the year ended December 31, 2009 the Company issued 5,000,000 shares of common stock for services rendered at a value of $500.


During the year ended December 31, 2009 the Company issued 100,000 shares of common stock for services rendered at a value of $10.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of common stock to a director for services rendered at a value of $100.

During the year ended December 31, 2009, the Company commenced an offering for sale to "accredited investors" (as defined by Regulation D under the Securities Act of 1933, as amended) of its Common Stock at a price of $.0001 per share. The Company is offering the Common Stock through its officers, directors, and employees without commission. The Company issued 7,500,000 shares of common stock at $.0001 per share, for a total of $750.

During the year ended December 31, 2009 the Company incurred costs to file its registration statement of $19,000. These costs are offset against additional paid in capital.


NOTE 6 - RELATED PARTY

Subsequently, On February 23, 2010, Dennis Carrasquillo, an officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

Agreement with OTC Business Solutions. On February 1, 2009, The Company entered into a consulting agreement with OTC Business Solutions, then an unaffiliated company. As of February 23, 2010, Michael C. Hiler, its owner, became an officer and director of PMX Communities. The

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY (continued)

consultant provides consulting services related to the management and organization of the company, their financial policies, the terms and conditions of employment and generally any matter arising out of the business affairs of the company.

The consulting agreement will terminate on December 31, 2011.

The consultant was issued 5,000,000 common shares for services rendered and to be rendered to PMX Communities. Additionally, the consultant shall receive $60,000. To date, $60,000 cash has been paid to the consultant.

Subsequently, On February 23, 2010, OTC Business Solutions sold
4,000,000 common shares to two non-affiliates for consideration of $.25 per common share.

Agreement with Invisosoft. Invisosoft is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. On June 23, 2009, PMX Communities acquired an initial 100 Activation Seats of the Invisosoft Live Communicator Suite Software. The seats were acquired for $50 per seat. The term of the agreement is for five years. Dennis Carrasquillo, a former officer and director of PMX Communities, Inc. has been vice president of Invisosoft, Inc. since 2005. For the first two years, PMX Communities shall have the right to increase the number of activator seats at anytime via a one time payment of $50 per seat up to a maximum of one hundred thousand seats.

Management is of the opinion that the material terms of the agreement with Invisosoft are favorable compared to the material terms of a similar agreement had PMX Communities entered into it with an unrelated third-party.

From inception through August 10, 2009, our administrative functions were operated from the home of our former president. We did not pay our president for use of such space.

During the year ended December 31, 2009, The Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000)(Note 4).

Subsequently, On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr. McCauley, a director at $.25 per common share

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LEASE AGREEMENT

On August 10, 2009, PMX Communities entered into a lease agreement with Enterprise Development Corporation, a non profit organization associated with Florida Atlantic University Incubator Technology Program. The office space consists of 120 sq ft of space at a cost of $600.00 per month. The lease agreement is on a month to month basis, with no contractual obligation.


NOTE 8 - LICENSE AGREEMENT

We have entered into a license agreement with Invisosoft which is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. On June 23, 2009, PMX Communities agreed to acquire an initial 100 Activation Seats of the Invisosoft Live Communicator Suite Software, with an effective date of August 1, 2009, for $5,000.

The license will be amortized over five years using the straight line method. The estimated amortization expense over the next five years is as follows:

Year Ending December 31
2009                    $  417
2010                     1,000
2011                     1,000
2012                     1,000
2013                     1,000
2014                       583
                        ------
                        $5,000
                        ======

NOTE 9 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through December 31, 2009 totaling $115,960. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONCENTRATION OF CREDIT RISK

	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009 and 2008, the Company had no amounts in excess of FDIC insured limit.


NOTE 11 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2009 and December 31, 2008 and 2007 for purposes of computing fully diluted earnings per share.

The following reconciles amounts reported in the financial statements:

                              Twelve Month    Twelve Month
                            Period ended    Period ended
                              December 31,    December 31,
                                2009            2008
                            ------------    ------------
Net loss                    $  (113,685)    $       (500)
                            ===========     ============
Denominator for basic
 loss per share -
Basic Weighted average
 shares                      49,140,000       40,000,000
Basic loss per common
 share                      $     (.00)     $       (.00)
                            ===========     ============


NOTE 12 - MANAGEMENT PLAN

For the next 12 months, the Company's Plan of Operations is as follows:

The company intends to complete all of its website portals, and start to implement them by starting with an email campaign in promoting the different sectors of each of the social networking websites. The Company will call upon companies in each of the different sectors to promote itself and obtain advertising revenues. The company will also attend trade shows and conferences in order to expose the different industry sectors as to what the social networking platform forums has to offer. The Company also intends to grow its data base via the website member sign-up registrations.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - MANAGEMENT PLAN (continued)

We only have sufficient currently available capital resources for the next 30-60 days. Anticipated capital expenditures relating to the expenses we will incur upon becoming a reporting company are estimated to range from $5,000-$10,000 per quarter.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equities securities. It is our intent to secure a market share in the social networking industry through advertising revenue which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities.

The Company intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that The Company will be able to either

   - achieve a level of revenues adequate to generate sufficient cash flow from operations; or

   - obtain additional financing through either private placements, public offerings and/or bank financing necessary to support The Company working capital requirements.

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, The Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to The Company

NOTE 13 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the year ended December 31, 2009 of $113,685, and a deficit accumulated from inception to December 31, 2009 of $115,960. At
December 31, 2009, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - GOING CONCERN (continued)

Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

NOTE 14 - SUBSEQUENT EVENTS

On February 5, 2010, the Company entered into a promissory note with two investor for the principal sum of three thousand dollars ($3,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable one year (360 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

On February 23, 2010, Dennis Carrasquillo, an officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of the Company for $.001 per common share.

On February 23, 2010, the Company entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr. McCauley, a director at $.25 per common share.

We evaluated subsequent events through the date and time our financial statements were issued on March 24, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures
----------------------------------
Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2009. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's annual report on internal control over financial reporting
-----------------------------------------------------------------------
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation
-------------------
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.


ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at one or more in number pursuant to our bylaws.

Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. The directors, officers and significant employees are as follows:

NAME                  AGE     POSITIONS HELD             SINCE
Michael C. Hiler       50   President/CE0/Director     February 23, 2010
                               CFO/Controller           to present

Mervyn M. Gervis       60      VP/Director             May 15, 2009
                                                         to present

Michael W. McCauley    42      VP/Director           February 23, 2010
                                                         To present

Business Experience of Officers, Directors and Significant Employees
-------------------------------------------------------------------
Michael C. Hiler has been president, chief executive officer, chief financial officer, controller and a director of PMX Communities since February 23, 2010. From May 2006 to present, Mr. Hiler has been the president of OTC Business Solutions, Inc., a business consultant to public and private companies. From June 2004 to present, Mr. Hiler was a private investor and business consultant. Mr. Hiler attended various classes at Amherst University from 1979-1980. Additionally, Mr. Hiler attended various classes at Broward Community College from 1981-1982.

Mervyn M. Gervis has been vice president and director of PMX Communities since May 2009. From 1995 to present, Mr. Gervis has been president of Universal Telecommunications, Inc., a telecommunications company. Since 2004, Mr. Gervis has been president of Network Telecom Consultants, Inc., a telecommunications consultancy. Since 2006, Mr. Gervis has been a managing member of 811 Hillsboro, LLC, a telecommunications company.

Mr. Gervis earned a Bachelor of Commerce from the University of Witwatersrand in Johannesburg, South Africa in 1972.

Michael W. McCauley has been vice president and director of PMX Communities since February 23, 2010. From 1995 to present, Mr. McCauley has been president of Universal Jet Aviation, a private aviation company. From December 2005 to present, Mr. McCauley has been president and chief executive officer of Champion Flight Services, Inc., a private aircraft services company. From February 2008 to present, Mr. McCauley has been president and chief executive officer of Executive Jet
Services, Inc., a private jet services company.   Mr. McCauley attended
both Palm Beach Community College and the Florida Institute of Technoogy where he took various courses from approximately 1987 to 1991. Mr. McCauley also attended various classes at Northwood University from 2003 to 2004.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Director and Officer Resignation
---------------------------------
On February 23, 2010, Dennis Carrasquillo, a former officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

Code of Ethics Policy
----------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
--------------------
There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships
--------------------
There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings
----------------------------------------
None of our directors, executive officers and control persons has been involved in any of the following events during the past five years:

   - Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
   - Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

   - Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities,; or
   - Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Executive Compensation
----------------------
We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

                 Summary Compensation Table

                                                                             Nonqualified
                                                                    Non-Equity  Deferred
Name and                                          Stock     Option   Incentive   Comp     All Other
Principal Position  Year     Salary      Bonus    Awards    Awards   Plan Comp  Earnings    Comp     Total
------------------  ----     ------      -----    ------    ------   ---------  --------  ---------  -----
Michael C. Hiler
CEO/CFO             2009       n/a       n/a       n/a        n/a       n/a       n/a     $60,000  $60,000
                    2008       n/a       n/a       n/a        n/a       n/a       n/a        n/a       n/a
Mervyn M. Gervis    2009       $0        $0        $0          $0       $0        $0          $0        $0
VP                  2008       $0        $0        $0          $0       $0        $0          $0        $0
Michael W. McCauley
VP                  2009       n/a       n/a       n/a        n/a       n/a        n/a        n/a       n/a
                    2008       n/a       n/a       n/a        n/a       n/a        n/a        n/a       n/a
Dennis Carrasquillo
Former CEO/CFO      2009     $22,500       -         -          -         -          -          -   $22,500
                    2008       n/a       n/a       n/a        n/a       n/a        n/a        n/a       n/a

On May 15, 2009, we entered into an agreement pursuant to which we issued 1,000,000 common shares to Mr. Gervis for services valued at $100.

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr. McCauley at $.25 per common share.

No cash has been paid to the directors in their capacity as such.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 15, 2010, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

                                                     Percentage of
                              Number & Class          Outstanding
Name and Address               of Shares             Common Shares
----------------              --------------         -------------
Michael C. Hiler(1)(2)          33,000,000 direct        61.57%
10504 NW 56th Drive               1,000,000 indirect       1.87%
Coral Springs, FL 33076

Mervyn M. Gervis(3)              1,000,000                1.86%
5938 Catesby Street
Boca Raton, FL 33433

Michael W. McCauley                650,000 direct         1.21%
4149 Alpina Court North          1,000,000 indirect(4)    1.87%
Boynton Deach, FL 33436

Directors/Officers              34,650,000 direct        64.65%
  As a group (3 persons)         2,000,000 indirect       3.73%

Barry Roderman                   2,250,000 direct         4.20%
500 West Cypress Creek RD        2,000,000 indirect(5)    3.73%
Suite 550
Fort Lauderdale, FL 33431

Mark Goldstein                   2,750,000 direct         5.13%
2700 N. Military Trail           2,000,000 indirect(6)    3.73%
Suite 130
Boco Raton, FL 33431

(1)Mr. Hiler is an officer and director of PMX Communities.
(3)Represents common shares held by OTC Business Solutions (a sole proprietorship) that is controlled by Michael C. Hiler, an officer and director of PMX Communities, Inc.
(3)Mr. Gervis is an officer and director of PMX Communities.
(4)Represents common shares which may be issued pursuant to stock options.
(5)Represents common shares held by BGR Ventures, LLC, an entity controlled by Barry Roderman.
(6)Represents common shares held by 9100 Atlantic, LLC, an entity controlled by Mark Goldstein.

Based upon 53,600,000 outstanding common shares as of March 15, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
---------------------
Michael C. Hiler and Mervyn M. Gervis are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the years ended December 31, 2009 and 2008 there were no transactions with related persons other than as described in the section below.

On February 23, 2010, Dennis Carrasquillo, a former officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of the registrant for $.001 per common share.

Agreement with OTC Business Solutions
-------------------------------------
On February 1, 2009, the registrant entered into a consulting agreement with OTC Business Solutions, then an unaffiliated company. As of February 23, 2010, Michael C. Hiler, its owner, became an officer and director of the registrant. The consultant provides consulting services related to the management and organization of the company, their financial policies, the terms and conditions of employment and generally any matter arising out of the business affairs of the company.

The consulting agreement will terminate on December 31, 2011.

The consultant was issued 5,000,000 common shares for services rendered and to be rendered to registrant. Additionally, the consultant received $60,000.

On February 23, 2010, OTC Business Solutions sold 4,000,000 common shares to two non-affiliates for consideration of $.25 per common share.

Agreement with Invisosoft
-------------------------
Invisosoft is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. On June 23, 2009, PMX Communities acquired an initial 100 Activation Seats of the Invisosoft Live Communicator Suite Software. The seats were acquired for $50 per seat. The term of the agreement is for five years. Dennis Carrasquillo, a former officer and director of the registrant has been vice president of Invisosoft, Inc. since 2005. For the first two years, the registrant shall have the right to increase the number of activator seats at anytime via a one time payment of $50 per seat up to a maximum of one hundred thousand seats.

Management is of the opinion that the material terms of the agreement with Invisosoft are favorable compared to the material terms of a similar agreement had registrant entered into it with an unrelated third-party.

Our administrative functions were operated from the home of our former president. We did not pay our president for use of such space. On August 10, 2009, the registrant entered into a lease agreement with Enterprise Development Corporation, a non profit organization associated with Florida Atlantic University Incubator Technology Program. The office space consists of 120 sq ft of space at a cost of $600.00 per month. The lease agreement is on a month to month basis, with no contractual obligation.

During the year ended December 31, 2009, the registrant entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------
Lake and Associates CPA's, LLC served as our independent registered public accounting firm for 2009 and 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

                             2009       2008
                             ----       ----
Audit Fees                 $12,600     $    0
Audit-Related Fees               0          0
Tax Fees                         0          0
All Other Fees                   0          0
                           -------     ------
Total                      $12,600     $    0

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal
years. This category also includes advice on   audit and accounting
matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Pre-approval Policy
------------------
Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

Board of Directors Report
-------------------------
The Board of Directors has reviewed and discussed with the Company's management and independent auditor the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2009. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2009 for filing with the SEC.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None.
(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification
(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 2, 2010

PMX Communities, Inc.

/s/ Michael C. Hiler
------------------------------
By: Michael C. Hiler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Michael C. Hiler             CEO/CFO              April 2, 2010
-------------------          President/Director
Michael C. Hiler

/s/Mervyn Gervis                Director             April 2, 2010
-------------------
Mervyn Gervis

/s/Michael W. McCauley           Director            April 2, 2010
----------------------
Michael W. McCauley

Would you like to add any risk factors you may anticipate?