Form 10-K/A
period 2009-12-31
PMX Communities, Inc.
filed 2010-05-04
CIK 1471387

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K/A

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


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

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

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Operations
Years Ended December 31, 2009 and 2008 and
Period from December 29, 2004 (inception) through December 31, 2009

                                                   December 29, 2004
                         Years Ended December 31, (Inception) through
                         2008               2007    December 31, 2009
                         ----               ----   ------------------
Net sales                  $         -    $         -    $         -
Cost of sales                        -              -              -
                           -----------    -----------    -----------
Gross profit                         -              -              -

Costs and expenses:
  Amortization                     417              -            417
  Depreciation                     157              -            157
  Selling, general and
   administrative expenses     110,464            500        112,739
                           -----------    -----------    -----------
                               111,038            500        113,313
                           -----------    -----------    -----------
Loss from operations          (111,038)          (500)      (113,313)
Other income                     5,000              -          5,000
Interest expense                (7,647)             -         (7,647)
                           -----------    -----------    -----------
Loss before income taxes      (113,685)          (500)      (115,960)
Income taxes                         -              -              -
                           -----------    -----------    -----------
Net loss                   $  (113,685)   $      (500)   $  (115,960)
                           ===========    ===========    ===========
Basic net loss per share   $     (0.00)   $     (0.00)
                           ===========    ===========
Weighted average shares
  outstanding
 Basic                      49,140,000     40,000,000
                           ===========    ===========

            See accompanying notes to financial statements.

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from December 29, 2004 (Inception) to December 31, 2009
                                                                      Additional
                                                   Common Stock        Paid -in
                                                Shares    Par Value     Capital
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

PMX Communities, Inc.
(Formerly Merge II, Inc.)
(A Development Stage Company)
Statement of Cash Flows
Years Ended December 31, 2008 and 2007 and
Period from December 29, 2004 (inception) through December 31, 2009

                                                                     December 29, 2004
                                           Years Ended December 31, (Inception) through
                                           2008             2007     December 31, 2009
                                           ----             ----    ------------------
Cash flows from operating
 activities
Net loss                               $(113,685)         $  (500)        $(115,960)
Adjustments to reconcile
 net (loss) to net cash
 provided by (used in)
 operating activities:
  Issuance of common stock
    for services                             610                -               610
  Conversion of notes
    payable                               (5,000)               -            (5,000)
  Depreciation                               158                -               158
  Amortization                               417                -               417
  Change in assets and
   liabilities
    Deposit                                 (600)               -              (600)
   Accounts payable                        5,960                -             5,960
   Accrued expenses                        4,960                -             4,960
                                        --------           ------          --------
Net cash used in operating
 activities                             (107,180)            (500)         (109,455)
                                        --------           ------          --------
Cash flows from investing
 Activities
  Purchase of property and equipment      (2,005)               -            (2,005)
  Purchase of license                     (5,000)               -            (5,000)
  Deposit of lease agreement             (25,000)               -           (25,000)
                                        --------           ------          --------
Net cash used in investing
 activities                              (32,005)               -           (32,005)
Cash flows from financing
 activities
  Proceeds from notes payable            150,000                -           150,000
  Increase in accrued interest             7,647                -             7,647
  Cash contribution of
   operating expenses                          -              500             2,000
  Common stock issued for cash,
    net of costs                         (18,250)               -           (17,975)
                                        --------           ------          --------
Net cash provided by financing
 activities                              139,397              500           141,672
                                        --------           ------          --------




Net increase in cash and cash
 equivalents                                 212                -               212
Cash and cash equivalents,
 Beginning of fiscal year                      -                -                 -
                                        --------           ------          --------
Cash and cash equivalents,
 end of period                          $    212           $    -          $    212
                                        ========           ======          ========
Supplementary information
-------------------------
  Cash paid for:
  Interest                              $      -           $    -          $      -
                                        ========           ======          ========
  Income taxes
                                        ========           ======          ========
Assignment of lease agreement
 as payment for notes payable           $ 30,000           $    -          $ 30,000
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


NOTE 11 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 and 2008 for purposes of computing fully diluted earnings per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

                                                     Percentage of
                              Number & Class          Outstanding
Name and Address               of Shares             Common Shares
----------------              --------------         -------------
Michael C. Hiler(1)             33,000,000 direct        61.57%
10504 NW 56th Drive               1,000,000 indirect(2)    1.87%
Coral Springs, FL 33076

Mervyn M. Gervis(3)              1,000,000                1.86%
5938 Catesby Street
Boca Raton, FL 33433

Michael W. McCauley(4)             650,000 direct         1.21%
4149 Alpina Court North          1,000,000 indirect(5)    1.87%
Boynton Deach, FL 33436

Directors/Officers              34,650,000 direct        64.65%
  As a group (3 persons)         2,000,000 indirect       3.73%

Barry Roderman                   2,250,000 direct         4.20%
500 West Cypress Creek RD        2,000,000 indirect(6)    3.73%
Suite 550
Fort Lauderdale, FL 33431

Mark Goldstein                   2,750,000 direct         5.13%
2700 N. Military Trail           2,000,000 indirect(7)    3.73%
Suite 130
Boco Raton, FL 33431

(1)Mr. Hiler is an officer and director of PMX Communities.
(2)Represents common shares held by OTC Business Solutions (a sole proprietorship) that is controlled by Michael C. Hiler, an officer and director of PMX Communities, Inc.
(3)Mr. Gervis is an officer and director of PMX Communities.
(4)Mr. McCauley is an officer and director of PMX Communities.
(5)Represents common shares which may be issued pursuant to stock options.
(6)Represents common shares held by BGR Ventures, LLC, an entity controlled by Barry Roderman.
(7)Represents common shares held by 9100 Atlantic, LLC, an entity controlled by Mark Goldstein.

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

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None.
(a)(3) Exhibits

(3)  Articles of Incorporation, By-Laws and Stock Option Plan
  (i) Articles of Incorporation incorporated by reference to Form S-1 filed on September 3, 2009.
  (ii) Certificate of Amendment incorporated by reference to Form S-1 filed on September 3, 2009
  (iii) Certificate of Change Pursuant to NRS 78.209 incorporated by reference to Form S-1 filed on September 3, 2009
  (v) ByLaws incorporated by reference to Form S-1 filed on September 3,
2009
(10) Material Contracts
        (i) Lease-Purchase Option Agreement dated February 14, 2009 incorporated by reference to Form S-1 filed on September 3, 2009
       (ii) Assignment and Assumption of Lease dated June 28, 2009 incorporated by reference to Form S-1 filed on September 3, 2009 and revised and filed on October 16, 2009
      (iii) Agreement between Invisosoft and PMX dated June 23, 2009 incorporated by reference to Form S-1 filed on September 3, 2009
       (iv) Business Consultant Agreement between Merge II, Inc. and OTC Business Solutions dated February 1, 2009 incorporated by reference to Form S-1 filed on September 3, 2009
        (v) Agreement between Merge II and Mervyn M. Gervis dated May 15, 2009 incorporated by reference to Form S-1 filed on September 3, 2009
       (vi) Partial Satisfaction of Promissory Notes incorporated by reference to Form S-1 filed on September 3, 2009
      (vii) Mark Goldstein Note dated 2/13/09 incorporated by reference to Form S-1 filed on September 3, 2009
     (viii) Barry Roderman Note dated 2/13/09 incorporated by reference to Form S-1 filed on September 3, 2009
      (viv) Mark Connell Note dated 2/27/09 incorporated by reference to Form S-1 filed on September 3, 2009
        (x) Andrew Goldstein Note dated 3/8/09 incorporated by reference to Form S-1 filed on September 3, 2009
       (xi)Glenn Murphy Note dated 6/25/09 incorporated by reference to Form S-1 filed on September 3, 2009
       (xii)Agreement between PMX Communities and Michael W. McCauley dated February 23, 2010

(11) Statement of Computation of Per Share Earnings This Computation appears in the Financial Statements.
(14) Code of Ethics - not yet adopted
(21) Subsidiaries of PMX Communities.  None

The following of exhibits are filed with this report:

(31) 302 certification
(32) 906 certification


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    May 3, 2010

PMX Communities, Inc.

/s/ Michael C. Hiler
------------------------------
By: Michael C. Hiler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Michael C. Hiler             CEO/CFO              May 3, 2010
-------------------          President/Controller
Michael C. Hiler                 Director

/s/Mervyn Gervis                Director             May 3, 2010
-------------------
Mervyn Gervis

/s/Michael W. McCauley           Director            May 3, 2010
----------------------
Michael W. McCauley

Would you like to add any risk factors you may anticipate?