Form 10-Q
period 2010-03-31
PMX Communities, Inc.
filed 2010-05-14
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2010

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ________ to ________.

                   Commission File Number: 333-161699

                        PMX COMMUNITIES, INC.
        (Exact name of Registrant as specified in its charter)


          Nevada                                  80-0433114
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                Identification Number)

       3701 FAU Blvd. Suite 210
         Boca Raton, FL 33431                   (561) 210-5349
(Address of Principal Executive Offices)(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common
Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                        Yes [ ]                 No  [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                        Yes [ ]                 No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [ ]                  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                        Yes [ ]                  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer [ ]           Accelerated filer  [ ]
Non-accelerated filer   [ ]           Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes [ ]                  No  [ ]

As of May 2, 2010, there were 53,600,000 shares of registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                          PMX COMMUNITIES, INC.
                               FORM 10-Q
               For the quarterly period ended March 31, 2010
                                INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      21
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        23
Item 4T. Controls and Procedures                              23

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    24
Item 1A. Risk Factors                                         24
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        24
Item 3.  Defaults upon Senior Securities                      24
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            24
Item 5.  Other Information                                    24
Item 6.  Exhibits                                             24

SIGNATURES

                          PMX Communities, Inc.
                        (Formerly Merge II, Inc.)
                      (A Development Stage Company)
                              Balance Sheets

                                              March 31,   December 31,
                                                2010          2009
                                              --------    -----------
                                             (Unaudited)    Audited
                      Assets
Current assets
  Cash and cash equivalents                $      312    $      212
  Deposits                                        600           600
                                           ----------    ----------
Total current assets                              912           812

Fixed assets
   Property and equipment, net                  1,753         1,847
                                           ----------    ----------
Other assets
   License with related party, net              4,333         4,583
                                           ----------    ----------
Total assets                               $    6,998    $    7,242
                                           ==========    ==========

      Liabilities and Stockholders' Deficit
Current liabilities
  Accounts Payable                         $    6,424    $    5,960
  Accrued expenses                              1,310         4,960
  Notes payable, includes related party
   notes of $111,707 at 3/31/10 and
   $101,764 at 12/31/09                       138,208       127,647
                                           ----------    ----------
Total current liabilities                     145,942       138,567
Commitments & Contingencies                         -             -
Stockholders' deficit
  Common stock, $.0001 par value;
   authorized 100,000,000 shares; issued
   and outstanding 53,600,000 shares,
  (adjusted for forward split)                  5,360         5,360
  Additional paid-in capital                  (20,725)      (20,725)
  Deficit accumulated during the
   development stage                         (123,579)     (115,960)
                                           ----------    ----------
Total stockholders' deficit                  (138,944)     (131,325)
                                           ----------    ----------
Total liabilities and stockholders'
 deficit                                   $    6,998    $    7,242
                                           ==========    ==========

          See accompanying notes to unaudited financial statements.

                         PMX Communities, Inc.
                       (Formerly Merge II, Inc.)
                      (A Development Stage Company)
             For the Three Months Ended March 31, 2010 and 2009
    and period from December 29, 2004 (inception) through March 31, 2010
                                (Unaudited)

                                           Three Months           December 29, 2004
                                          Ended March 31,         (inception) through
                                       2010            2009         March 31, 2010
                                       ----            ----       -------------------
Net sales                           $         -     $         -       $         -
Cost of sales                                 -               -                 -
                                    -----------     -----------       -----------
Gross profit                                  -               -                 -

Costs and expenses:
  Amortization                              250               -               667
  Depreciation                               94               -               251
  Selling, general and administrative
   expenses                               4,714          27,674           117,453
                                    -----------     -----------       -----------
                                          5,058          27,674           118,371
                                    -----------     -----------       -----------
Loss from operations                     (5,058)        (27,674)         (118,371)
Other income                                  -               -             5,000
Interest expense                         (2,561)              -           (10,208)
                                    -----------     -----------       -----------
Loss before income taxes                 (7,619)        (27,674)         (123,579)
Income taxes                                  -               -                 -
                                    -----------     -----------       -----------
Net loss                            $    (7,619)    $   (27,674)      $  (123,579)
                                    ===========     ===========       ===========

Basic net loss per share            $     (0.00)    $     (0.00)
                                    ===========     ===========
Weighted average shares outstanding
  Basic                              53,600,000      43,277,778
                                    ===========     ===========

             See accompanying notes to unaudited financial statements.

                          PMX Communities, Inc.
                        (Formerly Merge II, Inc.)
                      (A Development Stage Company)
            For the Three Months Ended March 31, 2010 and 2009
   and period from December 29, 2004 (inception) through March 31, 2010
                               (Unaudited)

                                               Three Months         December 29, 2004
                                             Ended March 31,       (inception) through
                                         2010            2009         March 31, 2010
                                         ----            ----      -------------------
Cash flows from operating activities
Net loss                              $   (7,619)   $  (27,674)      $ (123,579)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
  Issuance of common stock for services        -           500              610
  Conversion of notes payable                  -             -           (5,000)
  Depreciation                                94             -              252
  Amortization                               250             -              667
  Change in assets and liabilities
    Deposit                                    0             -             (600)
    Accounts Payable                         464             -            6,424
    Accrued expenses                      (3,650)            -            1,310
                                      ----------    ----------       ----------
Net cash used in operating activities    (10,461)      (27,174)        (119,916)
                                      ----------    ----------       ----------
Cash flows from investing activities
  Purchase of property and equipment           -             -           (2,005)
  Purchase of license                          -             -           (5,000)
  Deposit of lease agreement                   -       (25,000)         (25,000)
                                      ----------    ----------       ----------
Net cash used in operating activities          -       (25,000)         (32,005)


Cash flows from financing activities
  Proceeds from notes payable              8,000        65,000          158,000
  Increase in accrued interest             2,561             -           10,208
  Cash contribution of operating expenses      -             -            2,000
  Common stock issued for cash, net of
   costs                                       -       (10,000)         (17,975)
                                      ----------    ----------       ----------
Net cash provided by financing
  activities                              10,561        55,000          152,233
                                      ----------    ----------       ----------
Net increase in cash and cash
 equivalents                                 100         2,826              312
Cash and cash equivalents, beginning of
 fiscal year                                 212             -                -
                                      ----------    ----------       ----------
Cash and cash equivalents, end of
 period                               $      312    $    2,826       $      312
                                      ==========    ==========       ==========



Supplementary information:
  Cash paid for:
    Interest                          $       -     $        -       $        -
                                      ==========    ==========       ==========
    Income taxes                      $       -     $        -       $        -
                                      ==========    ==========       ==========
    Assignment of lease agreement as
     payment for notes payable        $       -     $        -       $   30,000
                                      ==========    ==========       ==========

            See accompanying notes to unaudited financial statements.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

PMX Communities, Inc. (formerly Merge II, Inc) (The Company) was organized under the laws of the State of Nevada. The Company was incorporated under the name Merge II, Inc. on December 29, 2004 in the State of Nevada. The Company's year end is December 31. We operate from our office at Technology Business Incubator, Research & Development Park, 3701 FAU Blvd., Suite 210, Boca Raton, FL 33431.

On February 10, 2009, by Unanimous Written Consent, the Board of
Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to change the name of the corporation to PMX
Communities, Inc. The Company also authorized an amendment to amend the articles of incorporation from 25,000,000 to 100,000,000 common shares authorized. The amendments were filed on June 30, 2009.

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS
 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2009, which is included in the Company's Form 10-K for the year ended December 31, 2009. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2010.

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2009 financial statements, since the Company has experienced losses from operations in 2009 and 2008. This matter raises substantial doubt about the Company's ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is stated at cost, less accumulated depreciation.
Depreciation is provided using the straight-line method over the estimated useful life of five years for equipment and seven years for furniture and fixtures. Components of property and equipment are as follows:

                                 March 31, 2010    December 31, 2009
Office Equipment                     $1,600               $1,600
Office Furniture and Fixtures           404                  404
Less: Accumulated Depreciation         (251)                (157)
                                     ------               ------
Property and Equipment, net          $1,753               $1,847



















Common Stock, Common Stock Options

The Company uses the fair value recognition provision of ASC 718, "Compensation-Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date. The Company also uses the provisions of ASC 505-50, "Equity Based Payments to Non-Employees," to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

For the three month periods ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $0 and $0 respectively.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax
authority  would sustain  the  position  in  an   examination.   For
tax  positions   meeting  a "more-likely-than-not"   threshold,  the
amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Revenue Recognition

The Company will recognize revenue when:

   -  Persuasive evidence of an arrangement exists;
   -  Shipment has occurred;
   -  Price is fixed or determinable; and
   -  Collectability is reasonably assured

The Company closely follows the provisions of ASC 605, Revenue
Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended March 31, 2010 and 2009 and the period from December 29, 2004 (inception) through March 31, 2010 the Company has no revenues.

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination
of dilutive shares outstanding during each reporting   period.   Common
equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

For the net-loss periods ended March 31, 2010 and 2009, we excluded any effect of the 1,000,000 and 0, outstanding options, respectively, as their effect would be anti-dilutive.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of Financial Instruments

The Company adopted ASC topic 820, "Fair Value Measurements and Disclosures" (ASC 820), formerly SFAS No. 157 "Fair Value Measurements," effective January 1, 2009. ASC 820 defines "fair value" as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company's financial statements.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

                             March 31, 2010       December 31, 2009
                             --------------       -----------------
Accrued Professional fees       $ 1,310                $ 4,960
                                -------                -------
                                $ 1,310                $ 4,960










NOTE 4 - NOTES PAYABLE

During the year December 31, 2009, The Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000). The entire principal amount with eight percent (8%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay these notes the Company will be obligated to pay a minimum of one (1) years interest to the holder of these notes. At the option of the holder , any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on I the preceding 30 days of trading.

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following schedule and terms: i) after 180 days the holder may elect to convert 25% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading. If at the 180 day anniversary of the notes the Company is not trading on an exchange, the first conversion window will extend until such time as the Company is trading on an exchange. ii) after 360 days the holder may elect to convert 50% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading. If at the 360 day anniversary of the notes the Company is not trading on an exchange, the first conversion window will extend until such time as the Company is trading on an exchange. iii) after 540 days the holder may elect to convert 75% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading. If at the 540 day anniversary of the notes the Company is not trading on an exchange, the first conversion window will extend until such time as the Company is trading on an exchange. iv) after 720

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (continued)

days the holder may elect to convert any remaining principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

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

On February 5, 2010, The Company entered into promissory notes with two investors who are also shareholders of the company for the principal sum of three thousand dollars ($3,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable one year (360 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

On March 12, 2010, The Company entered into a promissory note with one investor who is also a shareholder of the company for the principal sum of five thousand dollars ($5,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (continued)

At March 31, 2010 the Company has accrued interest on the notes of $10,208.

Promissory notes payable consists of the following:

                                  March 31, 2010     December 31, 2009
                                  --------------     -----------------
Principal contributed                  $158,000           $150,000
Add: Accrued interest                    10,208              7,647
Less: Repayment under lease
  assumption                            (30,000)           (30,000)
                                       --------           --------
Balance:                               $138,208           $127,647
                                       ========           ========
















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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - EQUITY TRANSACTIONS (continued)

During the year ended December 31, 2009 the Company incurred costs to file its registration statement of $19,000. These costs are offset against additional paid in capital.

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share

NOTE 6 - RELATED PARTY

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY (continued)

Management is of the opinion that the material terms of the agreement with Invisosoft are favorable compared to the material terms of a similar agreement had PMX Communities entered into it with an unrelated third-party.

From inception through August 10, 2009, our administrative functions were operated from the home of our former president. We did not pay our president for use of such space.

During the year ended December 31, 2009, The Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000) (Note 4).

During the three month period ended March 31, 2010, The Company entered into promissory notes with three investors who are also shareholders of the company for the principal sum of eight thousand dollars ($8,000) (Note 4).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.

NOTE 7 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through March 31, 2010 totaling $123,579. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2010 and December 31, 2009, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2010 and 2009 for purposes of computing fully diluted earnings per share.

The following reconciles amounts reported in the financial statements:

                    Three Month Period ended   Three Month Period ended
                          March 31, 2010            March 31, 2009
                    ------------------------   ------------------------

Net loss                    ($7,619)                   ($27,674)
                             ======                     =======
Denominator for basic
 loss per share                   -                           -
Basic Weighted average
 shares                  53,600,000                  43,277,778

Basic loss per common
 Share                  $      (.00)                $      (.00)
























                        ===========                 ===========

NOTE 10 - MANAGEMENT PLAN

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

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - MANAGEMENT PLAN (continued)

raise cash through the issuance of equities securities. It is our intent to secure a market share in the social networking industry through advertising revenue which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time product is manufactured to the time it is sold and cash is collected from the sale. Our capital strategy is to increase our cash balance through financing transactions, including the issuance of debt and/or equity securities.

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

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, The Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to The Company

NOTE 11 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended March 31, 2010 of $7,619, and a deficit accumulated from inception to March 31, 2010 of $123,579. At March 31, 2010, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        March 31, 2010 and 2009
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On April 30, 2010, The Company entered into a promissory note with one investor who is also a shareholder of the company for the principal sum of five thousand dollars ($5,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

We evaluated subsequent events through the date and time our financial statements were available on May 12, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION
The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q . All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:
  1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income;
  2. Information and technological advances;
  3. Cost of products sold;
  4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

Business

Results of Operations for the three months ended March 31, 2010 and
2009

For the three months ended March 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $4,714 and consisted of primarily of accounting fees of $1,310, rent expenses of $2,141, wage expenses of $400 and other miscellaneous expenses of $863.

Comparatively, for the three months ended March 31, 2009, we did not receive any revenue. Selling, general and administrative expenses were $27,674 and consisted of primarily of consulting expense of $19,500, wage expenses of $8,000 and other miscellaneous expenses of $174.

Interest expense for the three months ended March 31, 2010 was $2,561 an increase of $2,561 from interest expense of $0 for the three months ended March 31, 2009. The increase was due to the interest on the notes payable.

For the three months ended March 31, 2010, we had a net loss of ($7,619) a decrease of ($20,055) from net loss for the three months ended March 31, 2009 of ($27,674) due to the factors above.

Liquidity and Capital Resources

As at March 31, 2010, we had cash and cash equivalents of $312.

For the three months ended March 31, 2010 Company did not pursue any investing activities,

Comparatively, the Company paid a deposit of lease agreement of $25,000 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, the Company received proceeds from notes payable of $8,000 and had an increase in accrued interest of $2,561. As a result, the Company had net cash provided by financing activities of $10,561 for the three months ended March 31, 2010.

Comparatively, the Company for the three months ended March 31, 2009, received proceeds from notes payable of $65,000. Additionally, for the three months ended March 31, 2009, the Company incurred costs to file registration statement of $(10,000). As a result, the Company had net cash provided by financing activities of $55,000 for the three months ended March 31, 2009.

Application of Critical Accounting Policies

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

The Company uses the fair value recognition provision of ASC 718, "Compensation-Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date. The Company also uses the provisions of ASC 505-50, "Equity Based Payments to Non-Employees," to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2010. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      Part II.  Other Information

Item 1. Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On February 23, 2010, Dennis Carrasquillo, a former officer and director sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

On February 23, 2010, we issued stock options to purchase 1,000,000 common shares to Mr. McCauley at $.25 per common share.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On February 23, 2010, Dennis Carrasquillo, an officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

Item 6. Exhibits

Exhibit 31   302 certification
Exhibit 32   906 certification

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMX COMMUNITIES, INC.

/s/: Michael C. Hiler
----------------------
Michael C. Hiler
President
Chief Executive Officer and Chief Financial Officer

Dated: May 14, 2010