Form 10-K/A
period 2009-12-31
PMX Communities, Inc.
filed 2010-06-08
CIK 1471387

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
Yes [x] No [ ]

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

                         PMX Communities, Inc.
                             Form 10-K/A
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

Date:    June 8, 2010

PMX Communities, Inc.

/s/ Michael C. Hiler
------------------------------
By: Michael C. Hiler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Michael C. Hiler             CEO/CFO              June 8, 2010
-------------------          President/Controller
Michael C. Hiler                 Director

/s/Mervyn Gervis                Director             June 8, 2010
-------------------
Mervyn Gervis

/s/Michael W. McCauley           Director            June 8, 2010
----------------------
Michael W. McCauley

Would you like to add any risk factors you may anticipate?