Form 10-Q
period 2010-06-30
PMX Communities, Inc.
filed 2010-08-04
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, July 31, 2010:

  Common Stock  -  53,600,000

                          PMX COMMUNITIES, INC.
                               FORM 10-Q
               For the quarterly period ended June 30, 2010
                                INDEX

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

SIGNATURES

                          PMX Communities, Inc.
                        (Formerly Merge II, Inc.)
                      (A Development Stage Company)
                             Balance Sheets

                                            June 30,      December 31,
2010	2009
                                            -------       -----------
                                          (Unaudited)       Audited

                                 Assets

Current assets
  Cash and cash equivalents                $    103        $    212
  Deposits                                      600             600
                                           --------        --------
Total current assets                            703             812

Fixed assets
   Property and equipment, net                1,658           1,847
Other assets
   License with related party, net            4,083           4,583
                                           --------        --------
Total assets                               $  6,444        $  7,242
                                           ========        ========

                    Liabilities and Stockholders' Deficit

Current liabilities
  Accounts Payable                         $  6,850        $  5,960
  Accrued expenses                            1,410           4,960
  Notes payable, includes related party
    notes of $118,831 at 6/30/10 and
    $101,764 at 12/31/09                    161,127         127,647
                                           --------        --------
Total current liabilities                   169,387         138,567

Commitments & Contingencies                       -               -

Stockholders' deficit
  Common stock, $.0001 par value;
   authorized 100,000,000
   shares; issued and outstanding
   53,600,000 shares, (adjusted for
   forward split)                             5,360           5,360
  Additional paid-in capital                (19,725)        (20,725)
  Deficit accumulated during the
   development stage                       (148,578)       (115,960)
                                           --------        --------
Total stockholders' deficit                (162,943)       (131,325)
                                           --------        --------
Total liabilities and stockholders'
  deficit                                  $  6,444        $  7,242
                                           ========        ========

         See accompanying notes to unaudited financial statements.

                           PMX Communities, Inc.
                         (Formerly Merge II, Inc.)
                       (A Development Stage Company)
                          Statement of Operations
         For the Three and Six Months Ended June 30, 2010 and 2009
    and period from December 29, 2004 (inception) through June 30, 2010
                             (Unaudited)

                           Three Months ended     Six Months ended   December 29, 2004
                                 June 30,             June 30,     (inception) through
                           2010          2009     2010        2009     June 30, 2010
                           ----          ----     ----        ----  ------------------
Net sales                 $      -   $      -    $      -  $       -     $       -
Cost of sales                    -          -           -          -             -
                          --------   --------    --------   --------     ---------
Gross profit                     -          -           -          -             -

Costs and expenses:
  Amortization                 250          -         500          -           917
  Depreciation                  95          -         189          -           347
  Selling, general and
   administrative expenses  21,736     46,125      26,449     73,800       139,187
                          --------   --------    --------   --------     ---------
                            22,081     46,125      27,138     73,800       140,451
                          --------   --------    --------   --------     ---------
Loss from operations       (22,081)   (46,125)    (27,138)   (73,800)     (140,451)
Other income                     -      5,000           -      5,000         5,000
Interest expense            (2,919)    (2,932)     (5,480)    (2,932)      (13,127)
                          --------   --------    --------   --------     ---------
Loss before income taxes   (25,000)   (44,057)    (32,618)   (71,732)     (148,578)
Income taxes                     -          -           -          -             -
                          --------   --------    --------   --------     ---------
Net loss                  $(25,000)  $(44,057)   $(32,618)  $(71,732)    $(148,578)
                          ========   ========    ========   ========     =========

Basic net loss per share  $  (0.00)  $  (0.00)   $  (0.00)  $  (0.00)    $   (0.00)
                          ========   ========    ========   ========     =========
Weighted average shares
  outstanding
   Basic                53,600,000 45,974,725  53,600,000 44,606,077    42,885,864
                        ========== ==========  ========== ==========    ==========

       See accompanying notes to unaudited financial statements.

                          PMX Communities, Inc.
                        (Formerly Merge II, Inc.)
                      (A Development Stage Company)
             For the Six Months Ended June 30, 2010 and 2009
   and period from December 29, 2004 (inception) through June 30, 2010
                             (Unaudited)

                                            Six Months ended      December 29, 2004
                                                 June 30,        (inception) through
                                          2010            2009      June 30, 2010
                                          ----            ----    ------------------
Cash flows from operating activities
Net loss                               $(32,618)       $(71,732)      $(148,578)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
  Issuance of common stock for services       -             610             610
  Conversion of notes payable                 -          (5,000)         (5,000)
  Depreciation                              189             347
  Amortization                              500             917
  Change in assets and liabilities
    Deposit                                   -               -            (600)
    Prepaid expenses                          -          (2,500)
    Accounts Payable                        890           6,850
    Accrued expenses                     (3,550)          7,000           1,410
                                       --------        --------       ---------
Net cash used in operating activities   (34,589)        (71,622)       (144,044)
                                       --------        --------       ---------
Cash flows from investing activities
  Purchase of property and equipment          -               -          (2,005)
  Purchase of license                         -               -          (5,000)
  Deposit of lease agreement                  -         (25,000)        (25,000)
                                       --------        --------       ---------
Net cash used in operating activities         -         (25,000)        (32,005)
                                       --------        --------       ---------
Cash flows from financing activities
  Proceeds from notes payable            28,000         125,000         178,000
  Increase in accrued interest            5,480           2,932          13,127
  Cash contribution of operating
   expenses                                   -               -           2,000
  Common stock issued for cash, net
   of costs                               1,000          (9,250)        (16,975)
                                       --------        --------       ---------
Net cash provided by financing
  activities                             34,480         118,682         176,152
                                       --------        --------       ---------
Net increase in cash and cash equivalents  (109)         22,060             103
Cash and cash equivalents, beginning of
  fiscal year                               212               -               -
                                       --------        --------       ---------
Cash and cash equivalents, end of
  period                               $    103        $ 22,060       $     103
                                       ========        ========       =========


Supplementary information:
  Cash paid for:
     Interest                          $      -        $      -       $       -
                                       ========        ========       =========
     Income taxes                      $      -        $      -       $       -
                                       ========        ========       =========
     Assignment of lease agreement as
      payment for notes payable        $      -        $ 30,000       $  30,000
                                       ========        ========       =========

        See accompanying notes to unaudited financial statements.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Equipment

Equipment is stated at cost, less accumulated depreciation.
Depreciation is provided using the straight-line method over the estimated useful life of five years for equipment and seven years for furniture and fixtures. Components of property and equipment are as follows:

                                   June 30, 2010     December 31, 2009
                                   -------------     -----------------
Office Equipment                      $1,600                $1,600
Office Furniture and Fixtures            405                   405
Less: Accumulated Depreciation          (347)                 (158)
                                      ------                ------
Property and Equipment, net           $1,658                $1,847
                                      ======                ======

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

For the three and six month periods ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $0 and $0 respectively.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax
authority would sustain the position in an examination.   For tax
positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.
As of June 30, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Revenue Recognition

The Company will recognize revenue when:

   -  Persuasive evidence of an arrangement exists;
   -  Shipment has occurred;
   -  Price is fixed or determinable; and
   -  Collectability is reasonably assured

The Company closely follows the provisions of ASC 605, Revenue
Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three and six month periods ended June 30, 2010 and 2009 and the period from December 29, 2004
(inception) through June 30, 2010 the Company has no revenues.

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

For the net-loss periods ended June 30, 2010 and 2009, we excluded any effect of the 1,000,000 and 0, outstanding options, respectively, as their effect would be anti-dilutive.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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


NOTE 3 - ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

                                  June 30, 2010      December 31, 2009
                                  -------------      -----------------
Accrued Professional fees           $ 1,410               $ 4,960
                                    -------               -------
                                    $ 1,410               $ 4,960
                                    =======               =======

NOTE 4 - NOTES PAYABLE

During the year December 31, 2009, the Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000). The entire principal amount with eight percent (8%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay these notes the Company will be obligated to pay a minimum of one (1) years interest to the holder of these notes. At the option of the holder, any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following schedule and terms: i) after 180 days the holder may elect to convert 25% of the principal plus accrued interest into common stock of the Company at a

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On June 28, 2009, the Company entered into an assignment and lease assumption with AU Spectators, LLC. (AU). On February 14, 2009 the Company had entered into a Lease Purchase Option Agreement with Western Sierra Mining Corporation, for which the Company paid to Western Sierra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars. Under the agreement with AU, the Company agrees to assign all rights and obligations of the Company arising after the date hereof under the lease pursuant to the terms and conditions hereof; and each of the members of AU have extended loans to the Company represented by promissory notes. In consideration for the agreement, each of the members of AU have agreed to collectively forgive the repayment of the sum of thirty-thousand ($30,000) dollars of the notes. The assignment and assumption shall be effective and operative as of June 30, 2009. The Company has recognized five thousand ($5,000) in income on the gain on this transaction.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On April 30, 2010, the Company entered into a promissory note with one investor for the principal sum of five thousand dollars ($5,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

On May 28, 2010, the Company entered into a promissory note with one investor for the principal sum of five thousand dollars ($10,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

On June 9, 2010, the Company entered into a promissory note with one investor who is also a shareholder of the company for the principal sum of five thousand dollars ($5,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

Subsequently on July 1, 2010, the Company entered into a promissory note with one investor for the principal sum of five thousand dollars ($25,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay these notes the Company will be obligated to pay a minimum of one (1) years interest to the holder of these notes. At the option of the holder, any

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (continued)

prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%)
percent of the average closing bid of the stock on the preceding 30 days of trading.

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

At June 30, 2010, the Company has accrued interest on the notes of $13,127.

Promissory notes payable consists of the following:

                                     March 31, 2010   December 31, 2009
                                     --------------   -----------------
Principal contributed                    $178,000           $150,000
Add: Accrued interest                      13,127              7,647
Less: Repayment under lease assumption    (30,000)           (30,000)
                                         --------           --------
Balance:                                 $161,127           $127,647
                                         --------           --------

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the year ended December 31, 2009 the Company incurred costs to file its registration statement of $19,000. During the six months ended June 30, 2010 the Company received a credit of ($1,000). These costs are offset against additional paid in capital.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY (continued)

During the six month period ended June 30, 2010, the Company entered into promissory notes with three investors who are also shareholders of the company for the principal sum of thirteen thousand dollars
($13,000) (Note 4).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.


NOTE 7 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through June 30, 2010 totaling $148,578. The start-up costs are being amortized over sixty months beginning in the year of initial operations.


NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2010 and December 31, 2009, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.


NOTE 9 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2010 and 2009 for purposes of computing fully diluted earnings per share.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - NET LOSS PER SHARE (continued)

The following reconciles amounts reported in the financial statements:

                        Six Month Period ended   Six Month Period ended
                             June 30, 2010            June 30, 2009
                        ----------------------   ----------------------

Net loss                      ($32,618)                 ($71,732)
                              ========                  ========
Denominator for basic
  loss per share                     -                         -
Basic Weighted average
  shares                    53,600,000                44,606,077

Basic loss per common
  share                     $     (.00)               $     (.00)
                            ==========                ==========


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

                        PMX COMMUNITIES, INC.
                      (FORMERLY MERGE II, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, The Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.


NOTE 11 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the six month period ended June 30, 2010 of $32,618, and a deficit accumulated from inception to June 30, 2010 of $148,578. At June 30, 2010, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                        PMX COMMUNITIES, INC.
                      (FORMERLY MERGE II, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
                        June 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were available on July 27, 2010. Subsequently on July 1, 2010, the Company entered into a promissory note with one investor for the principal sum of five thousand dollars ($25,000) (Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION
The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q ("Form 10-Q"). All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

Business

Results of Operations for the three months ended June 30, 2010 and 2009

For the three months ended June 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $21,736 and consisted primarily of accounting fees of $1,835, rent expenses of $2,141, wage expenses of $7,100, stock transfer fees of $10,488 and other miscellaneous expenses of $172.

Comparatively, for the three months ended June 30, 2009, we did not receive any revenue. Selling, general and administrative expenses were $46,125 and consisted of primarily of consulting expense of $25,000, wage expenses of $9,000, accounting fees of $8,500 and other miscellaneous expenses of $3,625.

Interest expense for the three months ended June 30, 2010 was $2,919 a decrease of $13 from interest expense of $2,932 for the three months ended June 30, 2009.

For the three months ended June 30, 2010, we had a net loss of ($25,000) a decrease of ($19,057) from net loss for the three months ended June 30, 2009 of ($44,057) due to the factors above.

Results of Operations for the six months ended June 30, 2010 and 2009

For the six months ended June 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $26,449 and consisted of primarily of accounting fees of $3,145, rent expenses of $4,281, wage expenses of $7,100, stock transfer fee of $10,488 and other miscellaneous expenses of $1,435.

Comparatively, for the six months ended June 30, 2009, we did not receive any revenue. Selling, general and administrative expenses were $73,800 and consisted of primarily of consulting expense of $44,500, wage expenses of $17,000, accounting fees of $8,500 and other miscellaneous expenses of $3,800.

Interest expense for the six months ended June 30, 2010 was $5,480 an increase of $2,548 from interest expense of $2,932 for the six months ended June 30, 2009. The increase was due to the interest on the notes payable.

For the six months ended June 30, 2010, we had a net loss of ($32,618) a decrease of ($39,114) from net loss for the six months ended June 30, 2009 of ($71,732) due to the factors above.

Liquidity and Capital Resources

As at June 30, 2010, we had cash and cash equivalents of $103.

For the six months ended June 30, 2010 Company did not pursue any investing activities,

Comparatively, the Company paid a deposit of lease agreement of $25,000 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, the Company received proceeds from notes payable of $28,000 and had an increase in accrued interest of $5,480. Additionally, for the six months ended June 30, 2010, the Company received a credit for costs incurred to file registration statement of $1,000. As a result, the Company had net cash provided by financing activities of $34,480 for the six months ended June 30, 2010.

Comparatively, the Company for the six months ended June 30, 2009, received proceeds from notes payable of $125,000 and had an increase in accrued interest of $2,932. Additionally, for the six months ended June 30, 2009, the Company incurred costs to file registration statement of $(9,250). As a result, the Company had net cash provided by financing activities of $118,682 for the six months ended June 30, 2009.

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

Evaluation of Disclosure Controls and Procedures.

Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures as of June 30, 2010. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                     Part II.  Other Information

Item 1. Legal Proceeding

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report:

31.1   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1   Certification pursuant to 18 U.S.C. Section 1350



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PMX COMMUNITIES, INC.


/s/: Michael C. Hiler
---------------------
Michael C. Hiler
President
Chief Executive Officer and Chief Financial Officer


Dated: August 4, 2010
































































































25