Form 10-Q
period 2010-09-30
PMX Communities, Inc.
filed 2010-11-16
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2010

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ________ to ________.

                   Commission File Number: 333-161699

                        PMX COMMUNITIES, INC.
        (Exact name of Registrant as specified in its charter)


          Nevada                                  80-0433114
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                Identification Number)

       7777 West Glades Road, Suite 100
         Boca Raton, FL 33434                   (561) 210-5349
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 16, 2010:

  Common Stock  -  56,350,000

                          PMX COMMUNITIES, INC.
                               FORM 10-Q
            For the quarterly period ended September 30, 2010
                                INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      23
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        25
Item 4. Controls and Procedures                               25

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    27
Item 1A. Risk Factors                                         27
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        27
Item 3.  Defaults upon Senior Securities                      27
Item 4.  (Removed and Reserved)                               27
Item 5.  Other Information                                    27
Item 6.  Exhibits                                             27

SIGNATURES

                          PMX Communities, Inc.
                        (Formerly Merge II, Inc.)
                      (A Development Stage Company)
                        Consolidated Balance Sheets

                                        September 30,      December 31,
                                             2010             2009
                                            -------       -----------
                                          (Unaudited)       Audited

                                 Assets

Current assets
  Cash and cash equivalents                $ 74,842        $    212
  Prepaid expenses                            1,000               -
  Security deposits                             939             600
  Other Deposits                             13,209               -
                                           --------        --------
Total current assets                         89,990             812

Fixed assets
   Property and equipment, net                1,564           1,847
Other assets
   License with related party, net            3,833           4,583
                                           --------        --------
Total assets                               $ 95,387        $  7,242
                                           ========        ========

                    Liabilities and Stockholders' Deficit

Current liabilities
  Accounts Payable                         $ 11,682        $  5,960
  Accrued expenses                            1,390           4,960
  Notes payable, includes related party
    notes of $123,117 at 9/30/10 and
    $101,764 at 12/31/09                    204,756         127,647
                                           --------        --------
Total current liabilities                   217,828         138,567
Commitments & Contingencies                       -               -
Stockholders' deficit
  Common stock, $.0001 par value;
   authorized 100,000,000
   shares; issued and outstanding
   56,350,000 shares, (adjusted for
   forward split)                             5,635           5,360
  Additional paid-in capital                 83,125        (20,725)
  Deficit accumulated during the
   development stage                       (211,201)       (115,960)
                                           --------        --------
Total stockholders' deficit                (122,441)       (131,325)
                                           --------        --------
Total liabilities and stockholders'
  deficit                                  $ 95,387        $  7,242
                                           ========        ========

         See accompanying notes to unaudited financial statements.

                        PMX Communities, Inc.
                      (Formerly Merge II, Inc.)
                    (A Development Stage Company)
                Consolidated Statement of Operations
   For the Three and Nine Months Ended September 30, 2010 and 2009 and period from December 29, 2004 (inception) through September 30, 2010
                             (Unaudited)

                           Three Months ended    Nine Months ended   December 29, 2004
                             September 30,         September 30,   (inception) through
                           2010          2009     2010        2009     Sept. 30, 2010
                           ----          ----     ----        ----  ------------------
Net sales                 $      -   $      -    $      -  $       -     $       -
Cost of sales                    -          -           -          -             -
                          --------   --------    --------   --------     ---------
Gross profit                     -          -           -          -             -

Costs and expenses:
  Amortization                 250        167         750        167         1,167
  Depreciation                  95         63         284         63           442
  Selling, general and
   administrative expenses  58,149     25,850      84,598     99,650       197,336
                          --------   --------    --------   --------     ---------
                            58,494     26,080      85,632     99,880       198,945
                          --------   --------    --------   --------     ---------
Loss from operations       (58,494)   (26,080)    (85,632)   (99,880)     (198,945)
Other income                     -          -           -      5,000         5,000
Interest expense            (4,129)    (2,169)     (9,609)    (5,101)      (17,256)
                          --------   --------    --------   --------     ---------
Loss before income taxes   (62,623)   (28,249)    (95,241)   (99,981)     (211,201)
Income taxes                     -          -           -          -             -
                          --------   --------    --------   --------     ---------
Net loss                  $(62,623)  $(28,249)   $(95,241)  $(99,981)    $(211,201)
                          ========   ========    ========   ========     =========

Basic net loss per share  $  (0.00)  $  (0.00)   $  (0.00)  $  (0.00)
                          ========   ========    ========   ========
Weighted average shares
  outstanding
   Basic                54,885,326 53,600,000  54,033,150 47,636,996
                        ========== ==========  ========== ==========

       See accompanying notes to unaudited financial statements.

                          PMX Communities, Inc.
                        (Formerly Merge II, Inc.)
                      (A Development Stage Company)
                    Consolidated Statement of Cash Flows
          For the Nine Months Ended September 30, 2010 and 2009 and period from December 29, 2004 (inception) through September 30, 2010
                             (Unaudited)

                                            Nine Months ended      December 29, 2004
                                              September 30,        (inception) through
                                          2010            2009    September 30, 2010
                                          ----            ----    ------------------
Cash flows from operating activities
Net loss                               $(95,241)       $(99,981)      $(211,201)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
  Issuance of common stock for services       -             610             610
  Conversion of notes payable                 -          (5,000)         (5,000)
  Depreciation                              283              63             441
  Amortization                              750             167           1,167
  Change in assets and liabilities
    Deposit                                (339)           (600)           (939)
    Prepaid expenses                     (1,000)              -          (1,000)
    Accounts Payable                      5,722           2,000          11,682
    Accrued expenses                     (3,570)          1,500           1,390
                                       --------        --------       ---------
Net cash used in operating activities   (93,395)       (101,241)       (202,850)
                                       --------        --------       ---------
Cash flows from investing activities
  Purchase of property and equipment          -          (2,005)         (2,005)
  Purchase of license                         -          (5,000)         (5,000)
  Deposit of investing agreement        (13,209)              -         (13,209)
  Deposit of lease agreement                  -         (25,000)        (25,000)
                                       --------        --------       ---------
Net cash used in operating activities   (13,209)        (32,005)        (45,214)
                                       --------        --------       ---------
Cash flows from financing activities
  Proceeds from notes payable            67,500         150,000         217,500
  Increase in accrued interest            9,609           5,101          27,356
  Cash contribution of operating
   expenses                                   -               -           2,000
  Common stock issued for cash, net
   of costs                             104,125         (13,250)         86,150
                                       --------        --------       ---------
Net cash provided by financing
  activities                            181,234         141,851         322,906
                                       --------        --------       ---------
Net increase in cash and cash
 equivalents                             74,630           8,605          74,842
Cash and cash equivalents, beginning of
  fiscal year                               212               -               -
                                       --------        --------       ---------




Cash and cash equivalents, end of
  period                               $ 74,842        $  8,605       $  74,842
                                       ========        ========       =========

Supplementary information:
  Cash paid for:
     Interest                          $      -        $      -       $       -
                                       ========        ========       =========
     Income taxes                      $      -        $      -       $       -
                                       ========        ========       =========
     Assignment of lease agreement as
      payment for notes payable        $      -        $ 30,000       $  30,000
                                       ========        ========       =========

        See accompanying notes to unaudited financial statements.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

PMX Communities, Inc. (formerly Merge II, Inc) (The Company) was organized under the laws of the State of Nevada. The Company was incorporated under the name Merge II, Inc. on December 29, 2004 in the State of Nevada. The Company's year end is December 31. We operate from our office at West Boca Executive Suites, 7777 West Glades Road., Suite 100, Boca Raton, FL 33434.

On February 10, 2009, by Unanimous Written Consent, the Board of Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to change the name of the corporation to PMX Communities, Inc. and to adopt a new business plan for the development of several social networking platforms and portals targeting certain performance based sectors of the economy. The Company also authorized an amendment to amend the articles of incorporation from 25,000,000 to 100,000,000 common shares authorized. The amendments were filed on September 30, 2009.

On September 28, 2010, the Company formed PMX Gold, LLC, a Florida limited liability company as a wholly owned subsidiary of the Company to assist with evaluating and pursuing opportunities within the Gold Mining and Retail Gold Sales Industries.

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

The Company is in the developmental stage and currently has online portals in different stages of development. PMX intends to maintain its interests in social networking and online communities and use these footprints to develop various opportunities from these targeted performance based sectors beginning with the Gold Mining and Retail Gold Sales Industries.

Since its inception the Company has had no significant business activity, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK (Continued)

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Equipment
Equipment is stated at cost, less accumulated depreciation.
Depreciation is provided using the straight-line method over the estimated useful life of five years for equipment and seven years for furniture and fixtures. Components of property and equipment are as follows:

                                   Sept. 30, 2010     December 31, 2009
                                   -------------     -----------------
Office Equipment                      $1,600                $1,600
Office Furniture and Fixtures            405                   405
Less: Accumulated Depreciation          (441)                 (158)
                                      ------                ------
Property and Equipment, net           $1,564                $1,847
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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                       September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three and nine month periods ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense of $0 and $0 respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax
authority would sustain the position in an examination.   For tax
positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.
As of September 30, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Revenue Recognition
The Company will recognize revenue when:

   -  Persuasive evidence of an arrangement exists;
   -  Shipment has occurred;
   -  Price is fixed or determinable; and
   -  Collectability is reasonably assured

The Company closely follows the provisions of ASC 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended September 30, 2010 and 2009 and the period from December 29, 2004 (inception) through September 30, 2010 the Company has no revenues.

Income (loss) Per Common Share
Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.
Diluted loss per share includes potentially dilutive securities such as

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

For the net-loss periods ended September 30, 2010 and 2009, we excluded any effect of the 1,000,000 and 0, outstanding options, respectively, as their effect would be anti-dilutive.

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 3 - DEPOSIT

On September 2, 2010, the Company entered into a preliminary agreement with Ex Oriente Lux establishing an initial agency relationship for the purpose of developing proposals for licensing and franchise agreements for the GOLD to go(r) vending machine and to conduct exclusive test marketing of the vending machine in the state of Florida. Subsequent to the signing of the agreement, the Company paid a non-refundable deposit of 10,000 Euros ($13,208.93US) to EOL to be applied to the first vending machine(s) to be ordered by the Company. The Company is currently in final negotiations regarding the EOL test marketing and licensing agreement.


NOTE 4 - ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

                                  Sept. 30, 2010      December 31, 2009
                                  -------------      -----------------
Accrued Professional fees           $ 1,390               $ 4,960
                                    -------               -------
                                    $ 1,390               $ 4,960
                                    =======               =======

NOTE 5 - NOTES PAYABLE

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (continued)


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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                       September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (continued)

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                     September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (continued)

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (continued)

On July 13, 2010, The Company entered into a promissory note with one investor who is also a shareholder of the company for the principal sum of two thousand dollars ($2,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

On July 13, 2010, The Company entered into a promissory note with one investor for the principal sum of two thousand five hundred dollars ($2,500). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

On August 5, 2010, The Company entered into a promissory note with one investor for the principal sum of ten thousand dollars ($10,000). The entire principal amount with ten percent (10%) interest per annum shall become due and payable two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

At September 30, 2010, the Company has accrued interest on the notes of $17,256.

Promissory notes payable consists of the following:

                                     Sept. 30, 2010   December 31, 2009
                                     --------------   -----------------
Principal contributed                    $217,500           $150,000
Add: Accrued interest                      17,256              7,647
Less: Repayment under lease assumption    (30,000)           (30,000)
                                         --------           --------
Balance:                                 $204,756           $127,647
                                         --------           --------

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

During the year ended December 31, 2004, the Company issued 1,000,000 shares of common stock (40,000,000 shares post split) to founding shareholders at $.000275 per share, for cash of $275.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - EQUITY TRANSACTIONS (Continued)

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

During the year ended December 31, 2009 the Company incurred costs to file its registration statement of $19,000. During the six months ended June 30, 2010, the Company received a credit of ($1,000). These costs are offset against additional paid in capital.

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share

On August 18, 2010, the registrant sold 2,750,000 restricted common shares to ALEH Investments, LLC, a sophisticated investor at $.0375 per common share for a total of $103,125. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY

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

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY (continued)

During the year ended December 31, 2009, the Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000) (Note 5).

During the nine month period ended September 30, 2010, the Company entered into promissory notes with three investors who are also shareholders of the company for the principal sum of thirteen thousand dollars ($15,000) (Note 5).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.


NOTE 8 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through September 30, 2010 totaling $148,578. The start-up costs are being amortized over sixty months beginning in the year of initial operations.


NOTE 9 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2010 and December 31, 2009, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.


NOTE 10- NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2010 and 2009 for purposes of computing fully diluted earnings per share.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - NET LOSS PER SHARE (continued)

The following reconciles amounts reported in the financial statements:

                       Nine Month Period ended   Six Month Period ended
                             Sept. 30, 2010            Sept. 30, 2009
                        ----------------------   ----------------------

Net loss                      ($95,241)                 ($99,981)
                              ========                  ========
Denominator for basic
  loss per share                     -                         -
Basic Weighted average
  shares                    54,033,150                47,636,996

Basic loss per common
  share                     $     (.00)               $     (.00)
                            ==========                ==========


NOTE 11 - MANAGEMENT PLAN

On August 18, 2010, PMX entered into a Financing Agreement whereby Goldex Capital Resources was issued a right of first refusal to invest $1,000,000 in Project(s) which may be undertaken and funded in special purpose entities to be organized by PMX ("SPE(s)"). Goldex will not receive any debt or equity in PMX in exchange for the financing, but has agreed to fund 2/3 of the initial capital requirements of the Project(s) in exchange for an initial 1/3 participation interest in each project (subject to a case-by-case basis project acceptance by Goldex).

On September 2, 2010, the Company entered into a preliminary agreement with Ex Oriente Lux establishing an initial agency relationship for the purpose of developing proposals for licensing and franchise agreements for the GOLD to go(r) vending machine and to conduct exclusive test marketing of the vending machine in the state of Florida. The GOLD to go(r) ATM vending machine is an unmanned point of sale unit that dispenses various gold bullion products based on constantly updated real time market pricing information.

Subsequent to the signing of the agreement, the Company paid a non-refundable deposit of 10,000 Euros ($13,208.93US) to EOL to be applied to the first vending machine(s) to be ordered by the Company. The Company is currently in final negotiations regarding the EOL test marketing and licensing agreement (Note 3).

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 11 - MANAGEMENT PLAN (Continued)

Additionally, on September 28, 2010, the Board authorized the President to enter into initial contracts to buy and sell mineral leases and properties, and establish joint venture agreements, marketing agreements or any related business transaction as it applies to the development of opportunities within the precious metals mining industries. Authorization was also given to the President to form subsidiaries to assist with the development of opportunities within the gold market without prior board approval.

On September 28, 2010, the Company formed PMX Gold, LLC, a Florida limited liability company as a wholly owned subsidiary of the Company to assist with evaluating and pursuing opportunities within the Gold Mining and Retail Gold Sales Industries.

On October 5, 2010 Goldex Capital Resources exercised its first option for Project Participation pursuant to the below referenced Financing Agreement with Goldex Capital Resources (Note 13), by agreeing to contribute an initial $60,000.00 to PMX Gold ATM (a to-be-formed Florida LLC) for project development and on October 11, 2010 the company formed the first SPE subsidiary "PMX Gold ATM" (ATM) and assigned its rights in the EOL/Gold-to go contract to ATM.

However, subsequent to this agreement, on November 15, 2010 both parties mutually agreed to rescind the agreement, and the rights in the EOL/Gold-to go contract reverted back to PMX. PMX Gold, LLC will maintain the registrant's ownership in PMX Gold ATM, and manage PMX Gold ATM on behalf of the members.

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

The Company intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that The Company will be able to either

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 11 - MANAGEMENT PLAN (Continued)

   - achieve a level of revenues adequate to generate sufficient cash flow from operations; or

   - obtain additional financing through either private placements, public offerings and/or bank financing necessary to support The Company working capital requirements.

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, The Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to The Company

NOTE 12 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the nine month period ended September 30, 2010 of $95,241, and a deficit accumulated from inception to September 30, 2010 of $211,201. At September 30, 2010, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 13 - SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued.

On October 5, 2010, Goldex Capital exercised its first option for project participation by agreeing to contribute an initial $60,000 capital contribution in PMX Gold ATM to be formed as a Florida LLC, for the development of certain business opportunities, licenses and distribution rights relative to the GOLD to go(r) vending machine contract with Ex Oriente Lux.

                         PMX COMMUNITIES, INC.
                       (FORMERLY MERGE II, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                      September 30, 2010 and 2009
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

On October 11, 2010, the Company formed the above described subsidiary, PMX Gold ATM, LLC, a Florida limited liability company. The Company assigned its rights in the EOL/Gold-to go contract to the subsidiary. Goldex Capital holds a 300 unit membership interest in the subsidiary and the Company holds a 600 unit membership interest in PMX Gold ATM through its wholly owned PMX Gold, LLC operating subsidiary.

Subsequent to this agreement, on November 15, 2010 both parties mutually agreed to rescind the agreement, and the rights in the EOL/Gold-to go contract reverted back to PMX. PMX Gold, LLC will maintain the registrant's ownership in PMX Gold ATM, and manage PMX Gold ATM on behalf of the members.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION
The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q. All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

Business

Results of Operations for the three months ended September 30, 2010 and
2009

For the three months ended September 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $58,149 and consisted of primarily of accounting fees of $1,370, rent expenses of $2,667, wage expenses of $26,230, consulting fees of $22,500 for the hiring of an outside consultant to facilitate new business ventures and other miscellaneous expenses of $5,382.

Comparatively, for the three months ended September 30, 2009, we did not receive any revenue. Selling, general and administrative expenses were $25,850 and consisted of primarily of consulting expense of $14,500, wage expenses of $4,500, accounting fees of $2,480 and other miscellaneous expenses of $4,370.

Interest expense for the three months ended September 30, 2010 was $4,129 an increase of $1,960 from interest expense of $2,169 for the three months ended September 30, 2009. The increase was due to the interest on the notes payable.

For the three months ended September 30, 2010, we had a net loss of ($62,623) an increase of ($34,374) from net loss for the three months ended September 30, 2009 of ($28,249) due to the factors above.

Results of Operations for the nine months ended September 30, 2010 and
2009

For the nine months ended September 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $84,598 and consisted of primarily of accounting fees of $4,515, rent expenses of $6,948, wage expenses of $33,330, consulting fees of $22,500 for the hiring of an outside consultant to facilitate new business ventures, stock transfer fee of $10,488 and other miscellaneous expenses of $6,817.

Comparatively, for the nine months ended September 30, 2009, we did not receive any revenue. Selling, general and administrative expenses were $99,650 and consisted of primarily of consulting expense of $59,000, wage expenses of $21,500, accounting fees of $10,980, stock transfer fee of $2,010 and other miscellaneous expenses of $6,160.

Interest expense for the nine months ended September 30, 2010 was $9,609 an increase of $4,508 from interest expense of $5,101 for the nine months ended September 30, 2009. The increase was due to the interest on the notes payable.

For the nine months ended September 30, 2010, we had a net loss of ($95,241) a decrease of ($4,650) from net loss for the nine months ended September 30, 2009 of ($99,981) due to the factors above.

Liquidity and Capital Resources

As at September 30, 2010, we had cash and cash equivalents of $74,842.

For the nine months ended September 30, 2010 Company paid a deposit of $13,209 on an investment agreement with Ex Orient Lux AG.

Comparatively, the Company paid a deposit of lease agreement of $25,000 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, the Company received proceeds from notes payable of $67,500 and had an increase in accrued interest of $9,609. Additionally, for the nine months ended September 30, 2010, the Company received a credit for costs incurred to file registration statement of $1,000 and received proceeds of $103,125 from the sale of common stock. As a result, the Company had net cash provided by financing activities of $181,234 for the nine months ended September 30, 2010.

Comparatively, the Company for the nine months ended September 30, 2009, received proceeds from notes payable of $150,000 and had an increase in accrued interest of $5,101. Additionally, for the nine months ended September 30, 2009, the Company incurred costs to file registration statement of $(13,250). As a result, the Company had net cash provided by financing activities of $141,851 for the nine months ended September 30, 2009.

Application of Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.
The Company uses the fair value recognition provision of ASC 718, "Compensation-Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date. The Company also uses the provisions of ASC 505-50, "Equity Based Payments to Non-Employees," to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures as of September 30, 2010. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                     Part II.  Other Information

Item 1. Legal Proceeding

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report:

31   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32   Certification pursuant to 18 U.S.C. Section 1350



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PMX COMMUNITIES, INC.


/s/: Michael C. Hiler
---------------------
Michael C. Hiler
Chief Executive Officer
 and Chief Financial Officer


Dated: November 16, 2010
































































































28