Form 10-K
period 2010-12-31
PMX Communities, Inc.
filed 2011-04-15
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ________ to ________.

                 Commission File Number: 333-161699

                 PMX COMMUNITIES, INC. AND SUBSIDIARY
         (Exact name of Registrant as specified in its charter)

             Nevada                               80-0433114
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or organization)              Identification Number)

7777 West Glades Road, Suite 100
Boca Raton, FL 33434                             (561) 210-5349
(Address of Principal                  (Registrant's telephone number)
Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common
Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

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

Large accelerated filer [ ]      Accelerated filer          [ ]
Non-accelerated filer   [ ]      Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 15, 2011, there were 59,200,000 shares of registrant's common stock issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
None

                          TABLE OF CONTENTS

                                                               Page
                                                              ------
                               Part I

Item 1.  Business                                                5
Item 1A. Risk Factors                                           12
Item 1B. Unresolved Staff Comments                              12
Item 2.  Properties                                             12
Item 3.  Legal Proceedings                                      12
Item 4.  (Removed and Reserved)                                 12

                               Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity
  Securities                                                    13
Item 6.  Selected Financial Data                                14
Item 7.  Management's Discussion and Analysis of Financial
  Condition and Results of Operation                            15
Item 7a.  Quantitative and Qualitative Disclosure about
  Market Risk                                                   21
Item 8.  Financial Statements and Supplementary Data            21
Item 9.  Changes In and Disagreements With Accountants
  on Accounting and Financial Disclosure                        47
Item 9A.  Controls and Procedures                               47
Item 9B.  Other Information                                     48

                               Part III

Item 10.  Directors, Executive Officers, Control
  Persons and Corporate Governance                              49
Item 11.  Executive Compensation                                52
Item 12  Security Ownership of Certain Beneficial
  Owners and Management and Related Stockholder Matters         53
Item 13.  Certain Relationships and Related
  Transactions, and Director Independence                       53
Item 14.  Principal Accountant Fees and Services                54

                                Part IV

Item 15.  Exhibits, Financial Statement Schedules               56

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

                                PART I

Item 1.   Business

General
-------
The registrant was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. The registrant's year end is December 31.

On February 10, 2009, by unanimous written consent, the board of directors authorized an amendment to its certificate of incorporation to change the name of the corporation to PMX Communities, Inc. and increased the authorized common shares from 25,000,000 to 100,000,000. The amendment was filed on June 30, 2009.

On September 28, 2010, the registrant formed PMX Gold, LLC, a Florida limited liability company as a wholly owned subsidiary of the registrant to assist with evaluating and pursuing opportunities within the gold mining and retail gold sales industries.

Operations
----------
Through PMX Gold, LLC, its wholly owned subsidiary, the registrant focuses on the development of leveraged opportunities within the retail gold sales and gold mining industries.

     GOLD Vending Machine
In May of 2010, the registrant identified a gold bullion vending machine deployed at the Emirates Palace Hotel in Dubai. The GOLD Vending Machine is an unmanned point of sale unit that dispenses various gold bullion products based on constantly updated real time market pricing information. The machine was being marketed and deployed by a German Company, Ex Oriente Lux, AG.

The registrant decided to pursue a relationship with EOL to potentially acquire one of the machines to study the feasibility and market acceptance in the United States by the public of unmanned distribution units for the acquisition or delivery of gold bullion products. During the following months the registrant made extensive contact with EOL for purposes of gathering information and working to develop a preliminary agreement to bring one of the gold bullion vending machines to the United States.

On September 2, 2010, the registrant entered into a preliminary agreement with EOL to conduct exclusive test marketing of the GOLD Vending Machine in the state of Florida. Subsequent to the signing of the agreement, the registrant paid a non-refundable deposit of 10,000 Euros ($13,208.93US) to EOL to be applied to the first vending machine(s) to be ordered by the registrant.

During November of 2010, the registrant sent a consultant to Germany to conduct follow up due diligence and gather data concerning the operations of EOL and the GOLD Vending Machine(s). The consultant was able to visit the offices of EOL and meet with various representatives and was able to visit some of the sites where some of the gold bullion vending machines were deployed and in operation.

During the weeks that followed, the registrant evaluated proceeding with the test marketing of one of these machines despite several limitations and roadblocks. We elected to proceed with the project with the goal of determining the public's acceptance of accessing unmanned gold bullion terminals rather than simply to sell gold bullion from a vending machine.

Accordingly, the registrant proceeded with the goal of setting up a test marketing of one of the units at the Town Center Mall in Boca Raton, FL for launch prior to year's end. Additional capital was brought into the registrant to finance both the acquisition of the machine and to acquire the supporting inventory and infrastructure necessary to support automated retail gold operations. Retail space for the machine was acquired, an initial product line featuring Credit Suisse/ Pamp Suisse .999 Fine Gold Bullion Bars and American Eagle Gold Coins was identified, a relationship with a supplier that also allowed for hedging activities against inventory price fluctuations was established, insurance and security needs were addressed along with various other issues as best as possible. On Friday, December 17, 2010, the registrant commenced retail sales of gold bullion via the vending machine at the Town Center Mall in Boca Raton, FL.

      Test Marketing Sales Results
As of December 31, 2010, the registrant consummated 372 gold transactions with gross sales of $109,056 as detailed in the attached financials. Active test marketing ceased on or about February 28, 2011. During the month of March, the machine was unattended but remained intermittently operational until it was taken off-line permanently March 23, 2011.

As of March 23, 2011 the registrant consummated a total of 699 gold transactions yielding gross sales of $266,256 through the Gold Vending Machine. Approximately 32% of the total sales were in the larger investment class denominations (10 grams to 1 ounce).

Although our tests were limited to one physical location, management is satisfied with the results of the test marketing program given the fact that the machine was operational in a cash only mode, together with a number of other significant technology and operational challenges that were faced.

Management is of the opinion that offering instant access to .999 Pure Credit Suisse Gold Bullion Bars and U.S. minted American Eagle Gold Coins through gold vending machines is an important first step towards fulfilling our business plan. However, our perspective and goal concerning these tests is more of a macro view as to positive acceptance of access to unmanned gold bullion terminals by the public rather than simply to determine the feasibility of selling gold bullion from a vending machine.

      Supply of Gold Bullion
The supply and price of gold bullion is subject to volatility and is influenced by numerous factors that are beyond our control. We intend to use gold futures and options contracts for the purpose of hedging the effects of changing gold prices on our inventory.

Although the use of hedging may enable us to mitigate the effect of changing prices, no strategy is entirely effective to eliminate the pricing risks and we may remain exposed to loss on futures contracts when prices move significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. Our hedging strategy and the hedges that we enter into may not adequately offset the risks of gold volatility and our hedges may result in losses

We rely heavily on common carriers to ship our gold.   Any disruption
in their services or increase in shipping costs could adversely affect our relationship with our customers, which could result in reduced revenues, increased operating expenses, a loss of customers or reduced profitability.

We rely on a number of common carriers to deliver gold to our customers and to deliver gold to us. We have no control over these common carriers and the services provided by them may be interrupted as a
result of labor shortages, contract disputes and other factors.   If we
experience an interruption in these services, we may be unable to ship or receive our gold in a timely manner, which could reduce our revenues and adversely affect our relationship with our customers. In addition, a delay in shipping could require us to contract with alternative, and possibly more expensive, common carriers and could cause orders to be cancelled or receipt of goods to be refused. Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

Disruptions in the supply of gold could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to grow our business.

Gold is a commodity and its supply is subject to volatility beyond our control. Supply is affected by many factors in the gold mining countries including weather, political and economic conditions, acts of terrorism, as well as efforts by gold miners to expand or form cartels or associations. If we are unable to procure a sufficient supply of gold, our sales would suffer. We believe that we have adequate supply sources for the acquisition of our gold bullion products. However, the potential termination of a supply contract with our suppliers could result in increases in the cost of high quality gold products and could reduce our gross margin and profit.

       Pricing of Gold Bullion
Gold is a traded commodity and, in general, its price can fluctuate depending on numerous economic and geopolitical factors.

If the cost of gold fluctuates widely due to any of these factors, our margins could decrease and our profitability could suffer accordingly. Although our hedging program anticipates and plans for these fluctuations, when wholesale gold prices fluctuate rapidly or at significantly faster than normal levels, we may not always able to mitigate the effects of these price swings and our operating margins and cash flow could suffer accordingly.

     Third Party Brokers and Wholesalers
We contract with third parties to supply, grade, ship and broker our
products.   The gold of the quality that we purchase does not trade
directly on the commodity markets. Rather, we purchase the gold that we use on a negotiated basis from a limited group of suppliers. We depend on our relationships with gold brokers and wholesalers for the supply of our primary product, high quality, certified Credit Suisse and Pamp Suisse gold products. If any of our relationships with these sources deteriorate, we may be unable to procure a sufficient quantity of these
high quality gold at prices acceptable to us or at all.   In such case,
we may not be able to fulfill the demand of our existing customers, supply new customers or expand other channels of distribution. A shortage could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.

       PMX Gold ATM Terminal and the PMX Gold Bullion Account
The registrant intends to offer customers the ability to conduct gold bullion based transactions via a network of PMX Gold ATM terminals and the Internet. Customers would have the option of engaging in three distinct types of transactions through the PMX Gold ATM terminals.
   1. Using the PMX Gold ATM terminal for regular ATM transactions with their current financial institution. The unit is being designed with full banking software so that it will offer traditional ATM banking transactions for banking customers, allowing for quick introduction to United States consumers and ancillary revenues from contemporary ATM banking transactions.
   2. Purchasing gold bullion in a stand-alone vending transaction using their own banking debit card so as to eliminate the cash requirement of the previously tested German manufactured vending machine.
   3. Accessing the terminal to perform a PMX Gold Bullion Account transaction. The registrant's plan calls for an initial account to be set up online or through a financial institution that is an agent of our managed gold account. The PMX Gold Bullion Account will offer the following features.
      - the ability to conduct purchases and sales of gold bullion and other precious metals based products and take physical delivery as desired from the PMX Gold ATM terminals.
      - the ability to receive and deposit gold bullion and other precious metals based products through the PMX Gold ATM terminals

      - a fully functioning PMX Gold Debit card which affords users access to the equity in their account and the ability to access cash from their accounts for every day transactions, with the operation to pay the card balance off at the end of the billing cycle or have some of the user's funds liquidated to cover the user's purchases.
      - the ability to conduct hedging transactions using exchange contracts and other financial instruments as well as have the ability to conduct leveraged trades on margin, subject to state and federal laws and regulations.
      - the ability to issue secure transfer cards whereby people they wish to pay could obtain gold bullion and other precious metals based products from the PMX Gold ATM terminals which would be debited from their account, subject to state and federal laws and regulations.

Metals that are deposited at the PMX Gold ATM terminals would be credited subject to initial and final verification; the client would have the option of trading against any deposit subject to having equity in his account to cover market risk or losses in the case of a bad deposit, like a bad check.

Assignment and Lease Assumption
------------------------------
Mineral Lease-Purchase Option Transactions, Gold Mining Exploration and Development

    Treasure Gulch and AU Speculator Lease Transaction
On February 14, 2009, the registrant entered into a Lease Purchase Option Agreement with Western Sierra Mining Corporation, for which the registrant paid to Western Sierra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars. The acquisition of this lease purchase option agreement had evolved from activities which the registrant sought to develop as part of its gold mining portal.

As the registrant was in its formative stages at that time and in the process of filing a registration statement, former management elected to divest itself of the Lease Purchase Option and reduce the debt of the registrant. On June 28, 2009, the registrant entered into an assignment and lease assumption with AU Spectators, LLC, a Florida LLC formed to undertake investment opportunities within the gold and precious metals markets including the purchase, sale and trading of mineral concessions, leases and land purchase options. The assignment and assumption was effective and operative as of June 30, 2009. The registrant reduced its indebtedness by $25,000 and recognized five thousand dollars ($5,000) in income on the gain on this transaction.

In November 2009, AU entered into an agreement to sell the rights associated with the lease purchase option of the Treasure Gulch Gold Mine to VHGI Holdings, Inc. in exchange for $50,000, a 1% perpetual gold production royalty and 2,000,000 restricted shares of VHGI stock. While the vast majority of the profits from the transaction were realized by AU, a non-associated entity, the results of the sale have helped generate both direct investments in the registrant by individuals and potential project development funding interest for future ventures.

The registrant is actively seeking additional Mineral Lease-Purchase Option Transactions for Speculation and reviewing several precious metals mining properties for development through a wide range of possible scenarios.

Goldex Capital Resources $1,000,000 Financing Agreement
-------------------------------------------------------
On August 18, 2010, the registrant entered into a financing agreement whereby Goldex Capital Resources was issued a right of first refusal to invest in $1,000,000 in project(s) which may be undertaken and funded in special purpose entities to be organized by the registrant. Goldex will not receive any debt or equity in the registrant in exchange for the financing, but has agreed to provide financing to registrant and/or the SPE(s) to fund the project(s) on a case by case basis in exchange for a participation interest in each project. The acceptance of each project shall be made by Goldex Capital on a case-by-case basis.

On October 5, 2010, Goldex Capital exercised its first option for project participation pursuant to the financing agreement, by agreeing to contribute an initial $60,000.00 to PMX Gold ATM, a to-be-formed
Florida LLC, for project development.   On October 11, 2010, the
registrant formed the first SPE subsidiary, PMX Gold ATM and assigned its rights in the EOL/Gold-to go contract to PMX Gold ATM. However, subsequent to this agreement, on November 15, 2010, both parties mutually agreed to rescind the agreement, and the rights in the EOL/Gold-to go contract reverted back to the registrant.

Goldex remains interested in potentially pursuing projects per terms of the original agreement with the registrant, and the registrant is currently evaluating several mining proposals for possible joint venture participation with Goldex.

Government Regulation
---------------------
We are subject to general business regulations and laws, as well as regulations and laws directly applicable to our operations. As we continue to expand the scope of our operations, the application of existing laws and regulations to the registrant relating to issues such as defamation, pricing, advertising, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities.

Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth of our business.

Insurance
---------
The registrant presently maintains an insurance policy that provides for insurance on the gold inventory, premises, certain aspects of their business operations as well as general liability of the registrant, subject to certain limitations and exclusions.

Employees
---------
We currently have two full-time employees and employ part-time employees on an as needed basis. We also have various consultants, lawyers and others that work for us on different aspects of our operations. As operations increase and revenues allow, we will have to employ an additional undetermined number of employees, consultants and contracted professionals to assist with the development of the registrant's business plan.

Consulting Agreements
---------------------
      OTC Business Solutions
On February 1, 2009, the registrant entered into a consulting agreement with OTC Business Solutions, then an unaffiliated company. As of February 23, 2010, Michael C. Hiler, its owner, became an officer and director of the registrant. The consultant provides consulting services related to the management and organization of the registrant, our financial policies, the terms and conditions of employment and generally any matter arising out of the business affairs of the registrant.

The consulting agreement will terminate on December 31, 2011.

The consultant was issued 5,000,000 common shares for services rendered and to be rendered to the registrant. Additionally, the consultant received $60,000.

      TransMedia Group
On December 6, 2010, the ergistrant entered into a consulting agreement with Madden Company, Inc. dba TransMedia Group to provide public relations, promotional and/or marketing services. Transmedia shall receive a pre-paid non-refundable monthly retainer fee of $3,000.00 plus client-approved expenses. In addition, TransMedia shall be paid by the registrant during the term of this contract shares of the registrant's restricted shares as follows:

   Month 1:  50,000 shares.
   Months 2-5: The greater of 5,000 shares or $3,000.00 of stock using fifty (50%) percent of the average closing price of the stock on the preceding 30 days of trading. For example:

     i) If the average closing price of the stock on the preceding 30 days of trading is $.10, then the client would pay TransMedia 60,000 shares.
     ii) If the average closing price of the stock on the preceding 30 days of trading is $.20, then the client would pay TransMedia 30,000 shares.
     iii) If the average closing price of the stock on the preceding 30 days of trading is $2.00, then the client would pay TransMedia 5,000 shares.

   Month 6: The greater of 5,000 shares or $3,000.00 of stock as outlined above for months 2-5, plus an additional 150,000 shares.

The share compensation schedule may be modified at any time during the contract period by mutual agreement of both TransMedia and the registrant. The consulting agreement shall be binding, upon signing, for a period of six consecutive months beginning December 6, 2010.

      Trintos, Inc.
On December 8, 2010, the registrant entered into a consulting agreement with Tritos, Inc. to provide management consulting services, business advisory services, shareholder information services and public relations services.

The registrant shall pay Tritos, Inc. $15,000 for the services of Tritos, Inc. for a term commencing December 15, 2010 through January 14, 2011.


Item 1A.  Risk Factors

Not applicable to smaller reporting companies.


Item 1B.  Unresolved Staff Comments

None


Item 2.  Properties

The registrant signed a lease agreement with West Boca Executive Suites on September 20, 2010. The office space located at 7777 West Glades Road, Suite 100, Boca Raton, FL 33434, at a cost of $1,000 per month. The lease agreement is for a term of twelve months.

The registrant also signed a lease agreement with Town Center at Boca Raton on November 11, 2010. The space is located at 6000 Glades Road, Boca Raton, FL 33431 at a cost of 2,120 per month. The lease agreement is for a term of three and a half months.


Item 3. Legal Proceedings

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.


Item 4. (Removed and Reserved)

                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
------------------
Our common stock is quoted on the OTC Bulletin Board under the symbol PMXO.OB. The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                 High     Low
                                                -----    -----
              2010
January 1, 2010 - March 31, 2010                $   -    $   -
April 1, 2010 - June 30, 2010                   $   -    $   -
July 1, 2010 - September 30, 2010               $   -    $   -
October 1, 2010 - December 31, 2010             $0.62    $0.20

2009
January 1, 2009 - March 31, 2009                $   -    $   -
April 1, 2009 - June 30, 2009                   $   -    $   -
July 1, 2009 - September 30, 2009               $   -    $   -
October 1, 2009 - December 31, 2009             $   -    $   -

As of December 31, 2010, there were approximately 47 shareholders of record of the registrant's common stock.

Dividends and Dividend Policy
-----------------------------
Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Instead, we will retain any earnings for use in our business. This policy will be reviewed by our board of directors from time to time in light of, among other things, our earnings and financial position.

No distribution may be made if, after giving it effect, we would not be able to pay its debts as they become due in the usual course of business; or the corporation's total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. The board of directors may base a determination that a distribution is not prohibitive either on financial statements prepared on the basis of accounting practices and principles that are reasonable in the circumstances or on a fair valuation of other method that is reasonable in the circumstances.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
----------------------------------------------------------------------
None

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------
No securities are authorized for issuance by the registrant under equity compensation plans.

Recent sales of unregistered securities
---------------------------------------
On February 23, 2010, Dennis Carrasquillo, a former officer and director sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

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

On November 12, 2010 the registrant sold 2,750,000 restricted common shares to Alfredo Cortellini, an unaffiliated sophisticated investor, at $.0375 per common share for a total of $103,125.00. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

Use of proceeds from initial public offering
--------------------------------------------
Not applicable


Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties
-------------------------
Our business is centered on essentially one commodity, gold.   Our
operations are currently focused on the demand for physical gold ownership by retail investors. Our expansion plans are based on developing and offering a managed gold account and related products to retail customers and investors. Any decrease in demand for gold or gold investments could materially adversely affect our revenues, profitability and general business prospects.

Demand for our products is affected by several factors including:

   - Large sales by the official sector. A significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions.
   - A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices.
   - A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices

Because we rely on a single commodity, any decrease in demand for gold would harm our business more than if we had more diversified product offerings and could materially adversely affect our revenues and operating results.

We face foreign exchange rate exposure as we intend to allow for our products to be bought and sold in multiple currencies. To the extent that we are unable to unsuccessfully hedge any exposure that we face in these transactions we could suffer financial losses.

Results of Operations
---------------------
For the year ended December 31, 2010, the registrant received any $109,056 in revenue. Cost of goods sold was $106,916. Gross profit was $2,140. Selling, general and administrative expenses were $272,354 and consisted of primarily of accounting fees of $18,265, legal fees of $20,794, rent expenses of $10,979, wage expenses of $69,040, consulting fees of $55,500 for the hiring of an outside consultant to facilitate new business ventures, stock transfer fee of $14,465, beneficial conversion expense of $37,263 and other miscellaneous expenses of $46,048.

For the year ended December 31, 2009, we did not receive any revenue. Selling, general and administrative expenses were $110,464 and consisted of primarily of accounting fees of $16,600, consulting expenses of $60,500, for the hiring of an outside consultant to facilitate new business ventures, stock transfer fee of $2,010 wage expenses of $22,250 and other miscellaneous expenses of $9,104.

Interest expense for the year ended December 31, 2010 was $16,741 an increase of $9,094 from interest expense of $7,647 for the year ended December 31, 2009. The increase was due to the interest on the notes payable.

For the year ended December 31, 2010, we had a net loss of ($289,916) an increase of $176,231 from net loss for the year ended December 31, 2009 of ($113,685) due to the factors above.

Liquidity and Capital Resources
-------------------------------
As at December 31, 2010, we had cash and cash equivalents of $47,181.

For the year ended December 31, 2010, the registrant received purchased a license for $2,000. The registrant had net cash provided by investing activities of $2,000 for the year ended December 31, 2010.

For the year ended December 31, 2009, the registrant paid a deposit of lease agreement of $25,000. Additionally, the registrant purchased property and equipment of $2,005. As a result, the registrant had net cash used in investing activities of $32,005 for the year ended
December 31, 2009.

For the year ended December 31, 2010, the registrant received proceeds from notes payable of $217,500 and had an increase in accrued interest of $16,740. Additionally, for the year ended December 31, 2010, the registrant received a credit for costs incurred to file registration statement of $1,000 and received proceeds of $206,250 from the sale of common stock. The registrant had an accretion of derivative conversion of $37,263. As a result, the registrant had net cash provided by financing activities of $478,753 for the year ended December 30, 2010.

Comparatively, the registrant for the year ended December 31, 2009, received proceeds from notes payable of $150,000 and had an increase in accrued interest of $7,647. Additionally, for the year ended December 31, 2009, the registrant incurred costs to file registration statement of $18,250. As a result, the registrant had net cash provided by financing activities of 139,397 for the year ended December 31, 2009.

Plan of Operation
-----------------
Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances
from related parties.   Our capital strategy is to increase our cash
balance through financing transactions, including the issuance of debt and/or equity securities.

The registrant intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that the registrant will be able to either

   - achieve a level of revenues adequate to generate sufficient cash flow from operations; or

   - obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the registrant's working capital requirements.

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the registrant will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the registrant

The registrant believes the following milestones need to be met to successfully complete its business plan.

Milestones
1. Item: Import simple gold bullion vending machine to perform test marketing and gauge US public acceptance of accessing gold bullion products from an unmanned terminal. Establish agreement with suppliers, hedging transaction facilitators and other required sources. Obtain gold bullion inventory and open hedging account; initiate retail gold sales.

   Cost: Approximately $280,000-$300,000 (including inventory and hedging deposits)

   Status: Completed

2. Item: Develop preliminary business plan and design infrastructure to operate PMX Gold Bullion Account. Secure agreement with technology partner to provide and license the technology necessary for operation of gold bullion dispensing/deposit mechanisms to be used for the PMX Gold ATM terminals. Secure management services from technology partner to develop and run PMX Gold Bullion Account network.

   Status: The registrant has entered into a preliminary agreement with Gold Deposit Technologies to license their proprietary intellectual property supported by previously filed business method patent and to license gold dispensing and collection technology for the manufacture of the PMX Gold ATM terminals.

           Down payment has been paid to technology partner. Formal licensing and management services agreement between the registrant and technology partner in progress and expected to be completed within 2 months.

3. Item: Establish relationship with ATM manufacturer and develop contract for acquisition of international banking system compliant hardware and software to interface with gold bullion delivery mechanism to by developed by technology partner. Develop specifications and requirements for prototypes to be built and software to run network. Secure defined costs for project development, software design and supply, initial prototype manufacture, 2 or 3 second stage prototype models for field testing and eventual rollout of 25-30 PMX Gold ATM terminals for initial market deployment.

   Cost: Costs for initial design of stage 1 and 2 prototypes, system software and consulting services presently unknown but estimated to be substantial. Costs are to be finalized within next 30 days.

   Status: Currently have signed NDA with one substantial International
           ATM manufacturer and proceeding with detailed specs and requirements for each item. If proposed schedule is fulfilled and financing obtained then initial prototype should be manufactured within 3 months, second stage models of prototype models approximately 2 months later. At that time final unit costs will be known; estimated at $25,000 - $30,000, not including initial design, testing, software and consulting costs.

4. Item: Construct website to offer initial PMX Gold Bullion Account product sales and services. Obtain merchant services approval for acceptance of debit/credit cards. Offer gold bullion products for sale via internet. Negotiate agreement with supplier for product supply, back office support and infrastructure.

   Cost: Approximately $25,000 plus agreement to use product supplier for PMX Gold's inventory requirements.

   Status: Currently in development, approximately 60-90 days from completion.

5. Item: Expand PMX Gold Bullion Account services to include PMX Gold debit card. Negotiate agreement with debit card provider for branded debit card. Offer gold bullion products for sale via internet. Negotiate agreement with debit card provider supplier for back office support, service platform and infrastructure.

   Cost: Initial cost of approximately $30,000.00 includes first 10,000 branded card order plus starting deposit with issuing bank.

   Status: Have received detailed proposal from substantial debit card provider(s); awaiting final proposal. Approximately 90 days required from signing of agreement until network can be active and debit cards in use.

6. Item: Manufacture first 25-30 machines and complete development of network to service PMX Gold Bullion Account. Potentially obtain agreement with financial institution to cobrand ATM.

   Cost: Currently estimated at approximately $25,000-$30,000 per unit, subject to final options.

   Status: All steps above must be completed. Approximate timeline to rollout of machines to populate and support full scale launch of PMX Gold Bullion Network is estimated to be prior to end of calendar year 2011.

7. Item: Bring on additional board of directors members, advisors and consultants to assist with development of Retail Gold Sales/PMX Gold ATM Terminal network and Mining Lease-
           Purchase Option trading.

   Cost: Directors, advisors and consultants have been identified that will provide services in exchange for equity in the registrant.

   Status: One new accounting professional identified to serve on board of directors, more under consideration. Additional advisors and consultants with substantial experience in metals and forex trading identified as well. The registrant expects to add a minimum of three individuals within 30-60 days.

8. Item: Review properties for precious netals and mining exploration and development through joint venture with Goldex Capital or others.

   Cost: Projects for participation/acquisition present range from approximately $25,000 to in excess of $5,000,000.

   Status: The registrant is currently reviewing multiple projects with the assistance of Mervyn Gervis, vice president and director of the registrant and various consultants and potential project partners. The first project expected to be presented to Goldex Capital within 30-60 days; other partners under consideration as well.

Milestone 1 has been accomplished.
Milestones 2 and 3 are currently in progress.
Milestone 4 can be completed independent of all other milestones. Milestone 5 is dependent on milestone 4 but can be worked on at same time.
Milestone 6 is dependent on milestones 2-3 being completed first, and would work best with items 4-5 being completed by time item 6 ready to launch. However, items 4-5 not totally necessary for milestone 6 to be accomplished.
Milestones 7 and 8 are independent of all others.

Going Concern
-------------
The registrant has incurred net losses for the year ended December 31, 2010 of $289,916 and for the year ended December 31, 2009 of $113,685. Because of these losses, the registrant will require additional working capital to develop its business operations.

The registrant intends to raise additional working capital through private placements, public offerings and/or bank financing. There are no assurances that the registrant will be able to either:

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

Off-Balance Sheet Arrangements
------------------------------
The registrant had no material off-balance sheet arrangements as of December 31, 2010.

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

The registrant uses the fair value recognition provision of ASC 718, "Compensation-Stock Compensation," which requires the registrant to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The registrant uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The registrant also uses the provisions of ASC 505-50, "Equity Based Payments to Non-Employees," to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable


Item 8.  Financial Statements and Supplementary Data

                           Table of Contents

                                                                Page
                                                                ----
Part I.  Financial information

Report of Independent Registered Public
  Accounting Firm                                                22
Audited Consolidated Balance Sheets as of
  December 31, 2010 and 2009                                     23
Audited Consolidated Statements of Operations -
  For the Years ended December 31, 2010 and 2009                 24
Audited Consolidated Statements of Stockholders' (Deficit)       25
Audited Consolidated Statements of Cash Flows -
  For the Years ended December 31, 2010 and 2009                 26
Notes to Consolidated Financial Statements                       28

              [LETTERHEAD OF LAKE & ASSOCIATES, CPA'S LLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PMX Communities, Inc.

We have audited the accompanying balance sheets of PMX Communities, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010. PMX Communities Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15, the Company has incurred significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA's LLC
Lake & Associates CPA's LLC
Boca Raton, Florida
April 15, 2011

                 PMX Communities, Inc. and Subsidiary
                      Consolidated Balance Sheets

                                          December 31,    December 31,
                                              2010            2009
                                          -----------     -----------
                  Assets
Current Assets
  Cash and cash equivalents                 $  47,181       $     212
  Inventory                                    92,922               -
  Prepaid expenses                             23,083               -
  Prepaid deposit                              83,603               -
  Security deposits                             2,939             600
                                            ---------       ---------
Total current assets                          249,728             812

Fixed assets
  Property and equipment, net                   1,469           1,847
                                            ---------       ---------
Other assets
  Restricted cash                              40,372               -
  License with related party, net                   -           4,583
                                            ---------       ---------
                                               40,372           4,583
                                            ---------       ---------
Total assets                                $ 291,569       $   7,242
                                            =========       =========

      Liabilities and Stockholders' Deficit
Current liabilities
  Accounts Payable                          $  81,189       $   5,960
  Accrued expenses                             22,221           4,960
  Note Payable - Short term                    44,465               -
  Derivative Conversion Liability             149,599               -
                                            ---------       ---------
Total current liabilities                     297,474          10,920
Notes Payable - Long term                     205,086         127,647
                                            ---------       ---------
Total Liabilities                             502,560         138,567

       Stockholders' deficit
Common stock, $.0001 par value; authorized
  100,000,000 shares; issued and outstanding
  59,150,000 shares issued and outstanding      5,915           5,360
Additional paid-in capital                    188,970         (20,725)
Accumulated deficit                          (405,876)       (115,960)
                                            ---------       ---------
Total stockholders' deficit                  (210,991)       (131,325)
                                            ---------       ---------
Total liabilities and stockholders' deficit $ 291,569       $   7,242
                                            =========       =========

See accompanying notes to audited consolidated financial statements.

               PMX Communities, Inc. and Subsidiary
               Consolidated Statement of Operations
          For the Years Ended December 31, 2010 and 2009

                                            Years ended December 31,
                                              2010          2009
                                          -----------   -----------

Net sales                                  $  109,056    $        -
Cost of sales                                 106,916             -
                                           ----------    ----------
Gross profit                                    2,140             -

Costs and expenses:
Amortization                                    1,000           417
Depreciation                                      378           157
Loss on impairment                              1,583             -
Selling, general and administrative
  expenses                                    272,354       110,464
                                           ----------    ----------
                                              275,315       111,038
                                           ----------    ----------
Loss from operations                         (273,175)     (111,038)

Other income                                        -         5,000
Interest expense                              (16,741)       (7,647)
                                           ----------    ----------
Loss before income taxes                     (289,916)     (113,685)
Income taxes                                        -             -
                                           ----------    ----------
Net loss                                   $ (289,916)   $ (113,685)
                                           ==========    ==========

Basic net loss per share                   $    (0.00)       $(0.00)
                                           ==========    ==========

Weighted average shares outstanding
Basic                                      54,989,726    49,140,000
                                           ==========    ==========


See accompanying notes to audited consolidated financial statements.

                       PMX Communities, Inc.
                Statement of Stockholders' (Deficit)
               For the Period ended December 31, 2010

                                                Additional                Total
                                 Common Stock     Paid in  Accumulated Stockholders'
                                Shares Par Value  Capital    Deficit     Deficit
                              ---------- ------   --------    -------    -------
Balance December 31, 2008     40,000,000 $4,000   $ (1,725) $  (2,275)  $       -
Common stock issued for
  services -
  (February 2009 @ $.0001/sh)  5,000,000    500          -          -         500
Common stock issued for
  services -
  (May 2009 @ $.0001/sh)         100,000     10          -          -          10
Common stock issued to
  directors for services -
  (May 2009 @ $.0001/sh)       1,000,000    100          -          -         100
Common stock issued for cash
  (June 2009 @ $.0001/sh)      7,500,000    750          -          -         750
Costs incurred to file
  registration statement               -      -    (19,000)         -     (19,000)
Net loss - December 31, 2009           -      -          -   (113,685)   (113,685)
                              ---------- ------   --------  ---------   ---------
Balance December 31, 2009     53,600,000  5,360    (20,725)  (115,960)   (131,325)
Refund costs incurred to file
  registration statement               -      -      1,000          -       1,000
Common stock issued for cash
  (August 2010 @ $.0375/sh)    2,750,000    275    102,850          -     103,125
Common stock issued for cash
  (November 2010 @ $.0375/sh)  2,750,000    275    102,850          -     103,125
Common stock issued for services
  - (December 2010 @ $.06/sh)     50,000      5      2,995                  3,000
Net loss - December 31, 2010           -      -          -   (289,916)   (289,916)
                              ---------- ------   --------  ---------   ---------
Balance December 31, 2010     59,150,000 $5,915   $188,970  $(405,876)  $(210,991)
                              ========== ======   ========  =========   =========

See accompanying notes to audited consolidated financial statements.

                 PMX Communities, Inc. and Subsidiary
                 Consolidated Statement of Cash Flows
                Years Ended December 31, 2010 and 2009

                                                     Years ended
                                                     December 31,
                                                    2010      2009
                                                   ------    ------
Cash flows from operating activities
Net loss                                        $(289,916)   $(113,685)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating
 activities:
  Issuance of common stock for services             3,000          610
  Conversion of notes payable                           -       (5,000)
  Depreciation                                        378          158
  Amortization                                      1,000          417
  Impairment of investment                          1,583            -
  Change in assets and liabilities
    Restricted cash                               (40,372)           -
    Inventory                                     (92,922)           -
    Deposit                                        (2,339)        (600)
    Prepaid expenses                              (23,083)           -
    Prepaid deposit                               (83,603)           -
    Accounts Payable                               75,229        5,960
    Accrued expenses                               17,261        4,960
                                                ---------    ---------
Net cash used in operating activities            (433,784)    (107,180)
                                                ---------    ---------

Cash flows from investing activities
  Purchase of property and equipment                    -       (2,005)
  Purchase of license                               2,000       (5,000)
  Deposit of investing agreement                        -            -
  Deposit of lease agreement                            -      (25,000)
                                                ---------    ---------
Net cash provided by (used in)
  investing activities                              2,000      (32,005)

Cash flows from financing activities
  Proceeds from notes payable                     217,500      150,000
  Increase in accrued interest                     16,740        7,647
  Accretion of derivative conversion liability     37,263            -
  Common stock issued for cash, net of costs      207,250      (18,250)
                                                ---------    ---------
Net cash provided by financing activities         478,753      139,397
                                                ---------    ---------

Net increase in cash and cash equivalents          46,969          212
Cash and cash equivalents, beginning of
  fiscal year                                         212            -
                                                ---------    ---------
Cash and cash equivalents, end of period        $  47,181    $     212
                                                =========    =========

Supplementary information:
--------------------------

Cash paid for:
  Interest                                         $    -      $     -
                                                   ======      =======
Income taxes                                            -            -
                                                   ======      =======
Assignment of lease agreement as payment
  for notes payable                                     -       30,000
                                                   ======      =======
Common stock issued for services -
  @ $.06 per share                                 $3,000      $     -
                                                   ======      =======

See accompanying notes to audited consolidated financial statements.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DISCRIPTION OF BUSINESS

PMX Communities, Inc. (The Company) "PMX" was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. PMX's year end is December 31.

On February 10, 2009, by Unanimous Written Consent, the board of directors authorized an amendment to its Certificate of Incorporation to change the name of the corporation to PMX Communities, Inc. PMX Communities also authorized an amendment to amend the articles of Incorporation from 25,000,000 to 100,000,000 common shares authorized. The amendments were filed on June 30, 2009.

On September 28, 2010, the Company formed PMX Gold, LLC, (PMX Gold) a Florida limited liability company as a wholly owned subsidiary of the Company to assist with evaluating and pursuing opportunities within the Gold Mining and Retail Gold Sales Industries.

PMX, (through its wholly owned subsidiary PMX Gold, LLC) focuses on the development of leveraged opportunities within the Retail Gold Sales and Gold Mining Industries. We operate from our office at West Boca
Executive Suites, 7777 West Glades Road., Suite 100, Boca Raton, FL
33434.

PMX Communities, Inc. (The Company) was incorporated on December 29, 2004, in Nevada and was in the development stage through September 30, 2010. The quarter ended December 31, 2010 is the quarter during which the Company is considered an operating company and is no longer in the development stage.


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

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2010 financial statements, since the Company has experienced losses from operations in 2010 and 2009. (Note
15)

Cash and Cash equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash

The Company has presented cash on hand associated with funding received from an investor as restricted cash since the cash must be maintained in a separate bank account and used only for specified projects (Note
8). This restricted balance is presented as a non-current asset on our balance sheet.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of PMX
Communities, Inc. and its wholly-owned subsidiary PMX Gold, LLC as of September 28, 2010. All significant inter-company transactions have been eliminated.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

Equipment

Equipment is stated at cost, less accumulated depreciation.
Depreciation is provided using the straight-line method over the estimated useful life of five years for equipment and seven years for furniture and fixtures

Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

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

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax
authority  would sustain  the  position  in  an   examination.   For
tax  positions   meeting  a "more-likely-than-not"   threshold,  the
amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when it is realized and realizable.

 - Price is fixed or determinable; and

 - Collectability is reasonably assured

Subject to these criterion, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its individual customers a ten-day warranty if the item is returned with their receipt and if the seal on the bullion is not broken. The customer will receive their money back plus or minus the movement in the price of gold. The Company estimates an allowance for sales returns based on historical experience with product returns. The Company closely follows the provisions of ASC 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

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

For the net-loss periods ended December 31, 2010 and 2009, we excluded any effect of the 1,000,000 and 0, outstanding options, respectively, as their effect would be anti-dilutive.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Recent Authoritative Accounting Pronouncements

Fair value of Financial Instruments

ASU 2010-06. In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal years) beginning after December 15, 2010, and is not expected to have a material impact on the Company's results of operations or financial condition. The Company adopted the first portion of the updates effective January 1, 2010, with no material impact on the Company's financial condition, results of operations or cash flows. The Company does not expect the adoption of the remainder of the update to have a material impact on the Company's financial condition, results of operations or cash flows.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.


NOTE 3 - INVENTORY

The Company maintains a deposit account which is used to purchase precious metal inventory.

Inventory consists of the following:
                               December 31, 2010  December 31, 2009
                               -----------------  -----------------
Finished Goods                           $92,922                 $-
                                         -------                 --
                                         $92,922                 $-
                                         =======                 ==

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment are as:

                                December 31, 2010  December 31, 2009
                                -----------------  -----------------
Office Equipment                           $1,600             $1,600
Office Furniture and Fixtures                 405                405
Less: Accumulated Depreciation               (536)              (158)
                                           ------             ------
Property and Equipment, net                $1,469             $1,847
                                           ======             ======


Depreciation for the years ended December 31, 2010 and 2009 was $378 and $158, respectively.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PREPAID DEPOSIT

In May of 2010 a Consultant to PMX identified a Gold Bullion Vending Machine (GOLD to go(tm) ATM) deployed at the Emirates Palace Hotel in Dubai. The GOLD to go(tm) ATM vending machine is an unmanned point of sale unit that dispenses various gold bullion products based on constantly updated real time market pricing information. The machine was being marketed and deployed by a German Company, Ex Oriente Lux, AG (EOL).

On September 2, 2010, the Company entered into a preliminary agreement with Ex Oriente Lux to conduct exclusive test marketing of the GOLD to go(tm) ATM vending machine in the state of Florida. Subsequent to the signing of the agreement, the Company paid a non-refundable deposit of 10,000 Euros ($13,209 US) to EOL to be applied to the first vending machine(s) to be ordered by the Company. In December 2010 the Company paid an additional $70,394 to EOL as a deposit for the first machine.

Accordingly, the Company proceeded with the goal of setting up a test marketing of one of the units at the Town Center Mall in Boca Raton, FL for launch on Friday December 17, 2010 the Company commenced retail sales of gold bullion via the vending machine at the Town Center Mall in Boca Raton, FL

                                       December 31,     December 31,
                                          2010             2009
                                          ----             ----

Prepaid deposit                         $83,603           $    -
                                        -------           ------
                                        $83,603           $    -
                                        =======           ======


NOTE 6 - RESTRICTED CASH

The Company had restricted cash of $40,372 and $0 at December 31, 2010 and 2009 respectively, which represents funds that are restricted for use that are not available for use in the Company's normal operations." On November 12, 2010, The Company entered into a promissory note with one investor for the principal sum of one hundred twenty five thousand dollars ($125,000). The funds represented by this note are to be maintained in a segregated account by the Company and can only be used for the purchase of Gold Bullion Products for the Company's Gold-to-go vending machine. When any Gold products are sold the funds will be re-deposited into said account for further inventory purchases (less any gross profits which will be credited to the Company's general operating account). The Company intends to use offsetting margins to protect against market losses, but

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RESTRICTED CASH (Continued)

in the event of any market losses or shortfall the Company would be responsible to reimburse the note holder for any losses. In the event the Gold Vending Sales Program is terminated then the funds would be repaid to the note holder when any remaining gold bullion products would be sold to wholesalers. (Note 8)


NOTE 7 - ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

                                          December 31,    December 31,
                                             2010             2009
                                             ----             ----

Accrued professional fees                   $17,645          $4,960
Sales Tax Payable                             4,576               -
                                            -------          ------
                                            $22,221          $4,960

NOTE 8 - NOTES PAYABLE

During the year December 31, 2009, the Company entered into promissory notes with six investors who are also shareholders of the company for the sum of one hundred and twenty five thousand dollars ($125,000). The entire amount with eight percent (8%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one
(1) years interest. At the option of the holder , any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

i) after 180 days the holder may elect to convert 25% of the principal plus accrued interest into common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (Continued)

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

On June 28, 2009 the Company entered into an assignment and lease assumption with AU Spectators, LLC. (AU). On February 14, 2009 the Company had entered into a Lease Purchase Option Agreement with Western Sierra Mining Corporation, for which the Company paid to Western Sierra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars. Under the agreement with AU the Company agrees to assign all rights and obligations of the Company under the lease; and each of the members of AU have extended loans to the Company represented by promissory notes. In consideration for the agreement, each of the members of AU have agreed to collectively forgive the repayment of the sum of thirty-thousand ($30,000) dollars of the notes. The assignment and assumption is effective as of June 30, 2009. The Company has recognized five thousand ($5,000) in income on the gain on this transaction.

During the year December 31, 2009, The Company entered into a promissory note with one investor for the sum of twenty five thousand dollars ($25,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay, Company must pay a minimum of six months interest.

The Company has subsequently modified the terms of this note to allow the holder the option to convert the debt due from this note into common stock of the Company, according to the following in exchange for lowering the stated rate from ten percent (10%) interest per annum to eight percent (8%) interest per annum. All terms and conditions will apply retroactive to the date of the original note. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one year interest. At the option of the note holder , any prepayment of principal plus interest may be in the form of cash or

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (Continued)

common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid price of the stock on the preceding 30 days trading.

If the Company does not prepay the note in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

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

During the year December 31, 2010, The Company entered into promissory notes with two investors who are also shareholders of the company for the sum of three thousand dollars ($3,000). The entire amount with ten percent (10%) interest per annum is due one year (360 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of six months interest.

During the year December 31, 2010, The Company entered into two promissory notes with one investor who is also a shareholder of the company for the sum of ten thousand dollars ($10,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of six months interest.

The Company has subsequently modified the terms of this note to allow the holder the option to convert the debt due from this note into common stock of the Company, according to the following schedule and

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (Continued)

terms in exchange for lowering the stated rate from ten percent (10%) interest per annum to eight percent (8%) interest per annum. All terms and conditions will apply retroactive to the date of the original note. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one year interest.. At the option of the note holder , any prepayment of said principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid price of the stock on the preceding 30 days trading.

If the Company does not prepay the note in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

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

During the year December 31, 2010, The Company entered into a promissory note with one investor for the sum of ten thousand dollars ($10,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of six months interest.

The Company has subsequently modified the terms of this note to allow the holder the option to convert the debt due from this note into common stock of the Company, according to the following schedule and terms in exchange for lowering the stated rate from ten percent (10%) interest per annum to eight percent (8%) interest per annum. All terms

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (Continued)

and conditions will apply retroactive to the date of the original note. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of one year interest. At the option of the note holder , any prepayment of said principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid price of the stock on the preceding 30 days trading.

If the Company does not prepay the note in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

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

During the year December 31, 2010, the Company entered into a promissory note with one investor for the sum of five thousand dollars ($25,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one (1) years interest. At the option of the holder , any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (Continued)

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

During the year ended December 31, 2010, The Company entered into a three promissory notes with two investors who also shareholders of the company for the sum of twenty seven thousand dollars ($27,000). The entire amount with ten percent (10%) interest is due two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest.

During the year ended December 31, 2010, The Company entered into three promissory notes with one investor for the sum of seventeen thousand five hundred dollars ($17,500). The entire amount with ten percent (10%) interest is due two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest.

During the year ended December 31, 2010, The Company entered into a promissory note with one investor for the sum of one hundred twenty five thousand dollars ($125,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of six months interest. The funds represented by this note are to be maintained in a segregated account by the Company and can only be used for the purchase of Gold Bullion Products for the Company's Gold-to-go vending machine test marketing program. When any Gold products are sold the funds will be re-deposited into said account for further inventory purchases (less any gross profits which will be credited to the Company's general operating

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (Continued)

account). The Company intends to use offsetting margins to protect against market losses, but in the event of any market losses or shortfall the Company would be responsible to reimburse the note holder for any losses. In the event the Gold Vending Sales Program is terminated then the funds would be repaid to the note holder when any remaining gold bullion products would be sold to wholesalers. (Note 5)

At December 31, 2010 the Company has accrued interest on the notes of $24,387.

Promissory notes payable consists of the following:

Opening balance at January 1, 2009                   $      -
Principal contributed                                 150,000
Add: Accrued interest                                   7,647
Less: Repayment under lease assumption                (30,000)
                                                     --------
Balance at December 31, 2009                          127,647
                                                     --------
Principal contributed                                 217,500
Add: Accrued interest                                  16,740
 Less effect of conversion                           (112,336)
                                                     --------
Balance at December 31, 2010                         $249,551
                                                     ========

Future maturities of notes payable are as follows:

     Year ending
  December 31, 2010
  -----------------
        2011                      $ 44,465
        2012                       205,086
        2013                             -
        2014                             -
        2015                             -
                                  --------
        Total                     $249,551

At December 31, 2010, the Company had 14 notes outstanding that were indexed to the Company's common stock. The beneficial conversion of that stock has resulted in a liability to our holders for $149,599.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - EQUITY TRANSACTIONS

On February 1, 2009 the Company approved a 40 to 1 forward split on the common shares.

On February 10, 2009 the Company amended the articles of incorporation to increase the number of authorized shares from 25,000,000 shares at $.0001 to 100,000,000 shares ay $.0001.

During the year ended December 31, 2009 the Company incurred costs to file its registration statement of $19,000. During the year ended
December 31, 2010 the Company received a credit of ($1,000). These costs are offset against additional paid in capital.

On February 23, 2010, the Company entered into an agreement to issue stock options to purchase 1,000,000 common shares to Mr. McCauley, a director at $.25 per common share

On August 18, 2010, the registrant sold 2,750,000 restricted common shares to ALEH Investments, LLC, a sophisticated investor at $.0375 per common share for a total of $103,125. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

On November 12, 2010, the registrant sold 2,750,000 restricted common shares in a private placement at $.0375 per common share for a total of $103,125. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

On December 6, 2010 the Company issued 50,000 shares of common stock in exchange for services to a consultant for a value of $3,000.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - EQUITY TRANSACTIONS (Continued)

For the years ended December 31, 2010 and 2009, the Company recorded stock-based compensation expense of $0 and $0 respectively.


NOTE 10 - RELATED PARTY

On February 23, 2010, Dennis Carrasquillo, an officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

Agreement with OTC Business Solutions. On February 1, 2009, The Company entered into a consulting agreement with OTC Business Solutions, then an unaffiliated company. As of February 23, 2010, Michael C. Hiler, its owner, became an officer and director of PMX Communities. The consultant provided management consulting services. The consultant was issued 5,000,000 common shares for services previously rendered to the Company. Additionally, the consultant received $60,000.

On February 23, 2010, OTC Business Solutions sold 4,000,000 common shares to two non-affiliates for consideration of $.25 per common share.

Agreement with Invisosoft. Invisosoft is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. On June 23, 2009, PMX Communities acquired an initial 100 Activation Seats of the Invisosoft Live Communicator Suite Software. The seats were acquired for $50 per seat. The term of the agreement is for five years. In 2010 the Company changed business direction and determined that the licenses were impaired and amortized the remaining balance at December 31, 2010. Dennis Carrasquillo, a former officer and director of PMX Communities, Inc. has been vice president of Invisosoft, Inc. since 2005 (Note 12).

From inception through August 10, 2009, our administrative functions were operated from the home of our former president. We did not pay our president for use of such space.

During the year ended December 31, 2009, The Company entered into promissory notes with six investors who are also shareholders of the company for the principal sum of one hundred and twenty five thousand dollars ($125,000) (Note 8).

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY (Continued)

During the year ended December 31, 2010, The Company entered into promissory notes with five investors who are also shareholders of the company for the principal sum of thirteen thousand dollars ($165,000) (Note 8).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.


NOTE 11 - LEASE AGREEMENT

On August 10, 2009, PMX Communities entered into a lease agreement with Enterprise Development Corporation, a non profit organization associated with Florida Atlantic University Incubator Technology Program. The office space consists of 120 sq ft of space at a cost of $600.00 per month. The lease agreement is on a month to month basis, with no contractual obligation. This lease terminated in September 2010.

The Company has signed a lease agreement with West Boca Executive Suites on September 20, 2010. The office space located at 7777 West Glades Road, Suite 100, Boca Raton, FL 33434, at a cost of $1,000.00 per month. The lease agreement is for a term of twelve months.

The Company has signed a lease agreement with Town Center at Boca Raton on November 11, 2010. The space is located at 6000 Glades Road, Boca Raton, FL 33431 at a cost of 2,120 per month. The lease agreement is for a term of three and a half months.

Security Deposits consist of the following:
                                December 31, 2010  December 31, 2009
                                -----------------  -----------------
West Boca Executive Suites                 $  939                $ -
Town Center at Boca Raton                   2,000                  -
                                           ------                ---
                                           $2,939                $ -
                                           ======                ===


NOTE 12 - LICENSE AGREEMENT

We had entered into a license agreement with Invisosoft which is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. On June 23, 2009, PMX Communities agreed to acquire an initial 100 Activation Seats of the

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - LICENSE AGREEMENT (Continued)

Invisosoft Live Communicator Suite Software, with an effective date of August 1, 2009, for $5,000. In 2010 the Company changed business direction and determined that the licenses were impaired and amortized the remaining balance at December 31, 2010 and recognized a loss on impairment of $1,583.


NOTE 13 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through December 31, 2010 totaling $405,876. The start-up costs are being amortized over sixty months beginning in the year of initial operations.


NOTE 14 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2010 and 2009 for purposes of computing fully diluted earnings per share.

The following reconciles amounts reported in the financial statements:

                                           Year ended     Year ended
                                          December 31,    December 31,
                                              2010           2009
                                              ----           ----
Net loss                                   $(289,916)     $(113,685)
Denominator for basic loss per share -
  Basic Weighted average stares           54,989,726     49,140,000
  Basic loss per common share                  $(.00)         $(.00)


NOTE 15 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the year ended December 31, 2010 of $289,916. At December 31, 2010, the Company has $109,056 in operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PMX COMMUNITIES, INC.
(FORMERLY MERGE II, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to year end, The Company entered into promissory notes with five investors for the sum of ten thousand dollars ($95,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note.

Subsequent to year end the Company's active test marketing of the Gold to Go machine ceased on or about February 28, 2011. During the month of March the machine was unattended but remained intermittently operational until it was taken off-line permanently March 23, 2011. Subsequent to year end, the Company issued 50,000 shares of common stock for to a consultant for services rendered.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and no other events require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management's Annual Report on Internal Control over Financial Reporting
-----------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting
------------------------------------------------------------------
Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations
------------------------
The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.


Item 9B.  Other Information

None

                                PART III

Item 10.  Directors and Executive Officers and Corporate Governance

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

Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. The directors, officers and significant employees are as follows:

      Name           Age       Position Held               Since
-------------------  ---- -------------------------    ----------------
Michael C. Hiler      52   President/CEO/Director     February 23, 2010
                            CFO/Controller               to present

Mervyn M. Gervis      62        VP/Director            May 15, 2009 to
                                                           present

Michael W. McCauley   44        VP/Director           February 23, 2010
                                                          to present

Business Experience of Officers, Directors and Significant Employees
--------------------------------------------------------------------
Michael C. Hiler has been president, chief executive officer, chief financial officer, controller and a director of the registrant since February 23, 2010. Prior to this time Mr. Hiler had served as a business consultant to the registrant since February, 2009. From May 2006 to present, Mr. Hiler has been the president of OTC Business Solutions, Inc., a business consultant to public and private companies. From June 2004 to present, Mr. Hiler was a private investor and business consultant. Mr. Hiler attended various classes at Amherst University from 1979-1980. Additionally, Mr. Hiler attended various classes at Broward Community College from 1981-1982.

Mervyn M. Gervis has been vice president of the registrant since May 2009. From 1995 to present, Mr. Gervis has been president of Universal Telecommunications, Inc., a telecommunications company. Since 2004, Mr. Gervis has been president of Network Telecom Consultants, Inc., a telecommunications consultancy. Since 2006, Mr. Gervis has been a managing member of 811 Hillsboro, LLC, a telecommunications company. Mr. Gervis earned a Bachelor of Commerce from the University of Witwatersrand in Johannesburg, South Africa in 1972.

Michael W. McCauley has been vice president and director of the registrant since February 23, 2010. From 1995 to present, Mr. McCauley has been president of Universal Jet Aviation, a private aviation company. From December 2005 to present, Mr. McCauley has been president and chief executive officer of Champion Flight Services, Inc., a private aircraft services company. From February 2008 to present, Mr. McCauley has been president and chief executive officer of
Executive Jet Services, Inc., a private jet services company.   Mr.
McCauley attended both Palm Beach Community College and the Florida Institute of Technology where he took various courses from approximately 1987 to 1991. Mr. McCauley also attended various classes at Northwood University from 2003 to 2004.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Director and Officer Resignations
---------------------------------
On February 23, 2010, Dennis Carrasquillo, an officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

Committees of the Board of Directors
------------------------------------
We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2010.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

Involvement in Certain Legal Proceedings
----------------------------------------
None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

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

Indemnification
---------------
The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the state of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

                                Summary Compensation Table
                                --------------------------
                                                      Nonqualified
                                                       Non-equity Deferred
Name and                               Stock   Option   Incentive   Comp    All other
Principal Position   Year Salary Bonus Awards  Awards   Plan Comp Earnings   Comp     Total
-------------------  ---- ------- ---   ---     ---      ---       ---      -------  -------
Michael C. Hiler     2010 $65,800   -     -       -        -         -            -  $65,800
CEO/CFO              2009       -   -     -       -        -         -      $60,000  $60,000
                     2008       -   -     -       -        -         -            -        -

Marvyn M Gervis      2010       -   -     -       -        -         -            -        -
VP                   2009       -   -     -       -        -         -            -        -
                     2008       -   -     -       -        -         -            -        -

Michael W. McCauley  2010       -   -     -       -        -         -            -        -
VP                   2009       -   -     -       -        -         -            -        -
                     2008       -   -     -       -        -         -            -        -

Dennis Carrasquillo  2010       -   -     -       -        -         -            -        -
                     2009 $22,500   -     -       -        -         -            -  $22,500
Former CEO/CFO       2008       -   -     -       -        -         -            -        -

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2011, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

                                                       Percentage of
                                     Number & Class     Outstanding
Name and Address                       of Shares       Common Shares
 ----------------               ---------------------   ---------
Michael C. Hiler(1)(2)          33,000,000 direct         55.74%
10504 NW 56th Drive               1,000,000 indirect(3)     1.69%
Coral Springs, FL 33076

Mervyn M. Gervis(3)              1,000,000                 1.69%
5938 Catesby Street
Boca Raton, FL 33433

Michael W. McCauley                650,000 direct          1.10%
4149 Alpina Court North          1,000,000 indirect(4)     1.69%
Boynton Deach, FL 33436

Directors/Officers              34,650,000 direct         58.53%
  As a group (3 persons)         2,000,000 indirect        3.37%

(1)Mr. Hiler is an officer and director of the registrant.
(3)Represents common shares held by OTC Business Solutions (a sole proprietorship) that is controlled by Michael C. Hiler, an officer and director of the registrant.
(3)Mr. Gervis is an officer and director of the registrant.
(4)Represents common shares which may be issued pursuant to stock options.

Based upon 59,200,000 outstanding common shares as of April 15, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director
Independence

Director Independence
---------------------
Michael C. Hiler and Mervyn M. Gervis are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the years ended December 31, 2010 and 2009 there were no transactions with related persons other than as described in the section below.

On February 23, 2010, Dennis Carrasquillo, an officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of PMX Communities for $.001 per common share.

Agreement with OTC Business Solutions
-------------------------------------
On February 1, 2009, the registrant entered into a consulting agreement with OTC Business Solutions, then an unaffiliated company. As of February 23, 2010, Michael C. Hiler, its owner, became an officer and director of PMX Communities. The consultant provided management consulting services. The consultant was issued 5,000,000 common shares for services previously rendered to the registrant. Additionally, the consultant received $60,000.

On February 23, 2010, OTC Business Solutions sold 4,000,000 common shares to two non-affiliates for consideration of $.25 per common share.

Agreement with Invisosoft
-------------------------
Invisosoft is a software developer of a proprietary and copyrighted audio video software product known as Invisosoft Live Communicator Suite that enables VOIP/Audiovisual conferencing. On June 23, 2009, the registrant acquired an initial 100 Activation Seats of the Invisosoft Live Communicator Suite Software. The seats were acquired for $50 per seat. The term of the agreement is for five years. In 2010 the registrant changed business direction and determined that the licenses were impaired and amortized the remaining balance at December 31, 2010. Dennis Carrasquillo, a former officer and director of the registrant has been vice president of Invisosoft, Inc. since 2005 (Note
12).

Management is of the opinion that the material terms of the agreement with Invisosoft are favorable compared to the material terms of a similar agreement had registrant entered into it with an unrelated third-party.

From inception through August 10, 2009, our administrative functions were operated from the home of our former president. We did not pay our president for use of such space.

During the year ended December 31, 2009, the registrant entered into promissory notes with six investors who are also shareholders of the registrant for the principal sum of one hundred and twenty five thousand dollars ($125,000) (Note 8).

During the year ended December 31, 2010, the registrant entered into promissory notes with five investors who are also shareholders of the registrant for the principal sum of thirteen thousand dollars
($165,000).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.

Item 14.  Principal Accountant Fees and Services.

Lake and Associates CPA's, LLC served as our independent registered public accounting firm for 2010 and 2009. The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

                                          2010           2009
                                          ----           ----
Audit Fees                              $15,025        $12,600
Audit-Related Fees                            0              0
Tax Fees                                      0              0
All Other Fees                                0              0
                                        -------        -------
Total                                   $15,025        $12,600

Tax Fees. We did not incur any aggregate tax fees and expenses from Lake and Associates CPA's, LLC for the years ended December 31, 2010 and 2009, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Lake and Associates CPA's LLC during 2010 and 2009.

The board of directors, acting as the audit committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended December 31, 2010 and 2009 were approved by the board of directors pursuant to its policies and procedures.

                          PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to the Financial Statements

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

Date:  April 15, 2011

PMX Communities, Inc.

/s/ Michael C. Hiler
----------------------
Michael C. Hiler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael C. Hiler                 CEO/CFO             April 15, 2011
-------------------          Controller/Director
Michael C. Hiler


/s/Mervyn Gervis                   Director             April 15, 2011
--------------------
Mervyn Gervis


/s/Michael W. McCauley             Director             April 15, 2011
--------------------
Michael W. McCauley