Form 10-Q
period 2011-03-31
PMX Communities, Inc.
filed 2011-05-23
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

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

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 23, 2011: Common Stock - 59,200,000

                          PMX COMMUNITIES, INC.
                               FORM 10-Q
            For the quarterly period ended March 31, 2011

                                INDEX
                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      23
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        28
Item 4. Controls and Procedures                               29

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    30
Item 1A. Risk Factors                                         30
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        30
Item 3.  Defaults upon Senior Securities                      30
Item 4.  (Removed and Reserved)                               30
Item 5.  Other Information                                    30
Item 6.  Exhibits                                             30

SIGNATURES

PMX Communities, Inc. and Subsidiary
 Consolidated Balance Sheets

                                              March 31,  December 31,
                                                 2011        2010
                                             (Unaudited)  (Audited)
                                              ---------   -----------
                    Assets
Current assets
  Cash and cash equivalents                    $  10,761    $  47,181
  Inventory                                       69,819       92,922
  Prepaid expenses                                13,738       23,083
  Prepaid deposit                                 83,603       83,603
  Security deposits                                2,939        2,939
                                               ---------    ---------
Total current assets                             180,860      249,728

Fixed assets
   Property and equipment, net                     1,375        1,469
                                               ---------    ---------
Other assets
   Restricted cash                                18,165       40,372
                                               ---------    ---------
                                                  18,165       40,372
                                               ---------    ---------
Total assets                                   $ 200,400    $ 291,569
                                               =========    =========

          Liabilities and Stockholders' Deficit
Current liabilities
  Accounts Payable                             $  25,005    $  81,189
  Accrued expenses                                17,251       22,221
  Notes Payable - Short term                      15,960       44,465
  Derivative Conversion Liability                250,439      149,599
                                               ---------    ---------
Total current liabilities                        308,655      297,474

Notes Payable - Long term                        329,419      205,086
                                               ---------    ---------
Total Liabilities                                638,074      502,560

Stockholders' deficit
Common stock, $.0001 par value; authorized
   100,000,000 shares; issued and outstanding
   59,200,000 shares issued and outstanding        5,920        5,915
  Additional paid-in capital                     199,965      188,970
  Accumulated deficit                           (643,559)    (405,876)
                                               ---------    ---------
Total stockholders' deficit                     (437,674)    (210,991)
                                               ---------    ---------
Total liabilities and stockholders' deficit    $ 200,400    $ 291,569
                                               =========    =========

 See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary
Consolidated Statement of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

                                              Three Months ended
                                                  March 31,
                                            2011               2010
                                            ----               ----

Net sales                                $  157,200        $        -
Cost of sales                               159,033                 -
                                         ----------        ----------
Gross profit                                 (1,833)                -

Costs and expenses:
  Amortization                                    -               250
  Depreciation                                   94                94
  Selling, general and administrative
   expenses                                 154,088             4,714
                                         ----------        ----------
                                            154,182             5,058
                                         ----------        ----------
Loss from operations                       (156,015)           (5,058)

Other income                                      -                 -
Interest expense                             (9,363)           (2,561)
                                         ----------        ----------
Loss before income taxes                   (165,378)           (7,619)
Income taxes                                      -                 -
                                         ----------        ----------
Net loss                                   (165,378)           (7,619)
Beneficial Conversion                        72,305                 -
                                         ----------        ----------
Net loss attributable to
 Conversion                              $ (237,683)       $   (7,619)
                                         ==========        ==========

Basic net loss per share                 $    (0.00)       $    (0.00)
                                         ==========        ==========
Weighted average shares outstanding
  Basic                                  59,196,667        53,600,000
                                         ==========        ==========


See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
                                              Three Months ended
                                                  March 31,
                                            2011               2010
                                            ----               ----
Cash flows from operating activities
Net loss                                 $(165,378)       $  (7,619)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
  Issuance of common stock for services     11,000                -
  Depreciation                                  94               94
  Amortization                                   -              250
  Change in assets and liabilities
    Restricted cash                         22,207                -
    Inventory                               23,103                -
    Prepaid expenses                         9,345                -
    Accounts Payable                       (56,184)             464
    Accrued expenses                        (4,970)          (3,650)
                                         ---------        ---------
Net cash used in operating activities     (160,783)         (10,461)
                                         ---------        ---------
Cash flows from investing activities             -                -
                                         ---------        ---------
Net cash provided by investing activities        -                -
Cash flows from financing activities
  Proceeds from notes payable              120,000            8,000
  Increase in accrued interest               9,363            2,561
  Repayment of notes payable                (5,000)               -
                                         ---------        ---------
Net cash provided by financing activities  124,363           10,561
                                         ---------        ---------
Net increase in cash and cash equivalents  (36,420)             100
Cash and cash equivalents, beginning of
 fiscal year                                47,181              212
                                         ---------        ---------
Cash and cash equivalents,
 end of period                           $  10,761        $     312
                                         =========        =========

Supplementary information:
  Cash paid for:
   Interest                              $       -        $       -
                                         =========        =========
Income taxes                             $       -        $       -
                                         =========        =========

See accompanying notes to unaudited consolidated financial statements.

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------
PMX Communities, Inc. (the Company) "PMX" was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. PMX's year end is December 31.

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

PMX Communities, Inc. (The Company) was incorporated on December 29, 2004, in Nevada and was in the development stage through September 30, 2010. The quarter ended December 31, 2010 was the quarter during which the Company was considered an operating company and is no longer in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2010, which is included in the Company's Form 10-K for the

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

year ended December 31, 2010. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2011.

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

The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2010 financial statements, since the Company has experienced losses from operations in 2010 and 2009. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax
authority would sustain the position in an examination.   For tax
positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2011, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

For the net-loss periods ended March 31, 2011 and 2010, we excluded any effect of the 1,000,000 and 0, outstanding options, respectively, as their effect would be anti-dilutive.

Advertising
Advertising costs are charged to operations when incurred. During the three month periods ended March 31, 2011 and 2010, the Company incurred $20,135 and $0, respectively in advertising expense.

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Reclassifications
Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Recent Authoritative Accounting Pronouncements

Fair value of Financial Instruments
ASU 2010-06. In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, and is not expected to have a material impact on the Company's results of operations or financial condition. The Company adopted the first portion of the updates effective January 1, 2010, with no material impact on the Company's financial condition, results of operations or cash flows. The Company does not expect the adoption of the remainder of the update to have a material impact on the Company's financial condition, results of operations or cash flows.

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 - INVENTORY
------------------
The Company maintains a deposit account which is used to purchase precious metal inventory.

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Inventory consists of the following:

                                 March 31, 2011     December 31, 2010
                                 --------------     -----------------
Finished Goods                    $    69,819           $   92,922
                                  -----------           ----------
                                  $    69,819           $   92,922
                                  ===========           ==========

NOTE 4 - PROPERY AND EQUIPMENT
------------------------------
Components of property and equipment are as:

                                 March 31, 2011     December 31, 2010
                                 --------------     -----------------
Office Equipment                  $     1,600           $    1,600
Office Furniture and Fixtures             405                  405
Less:  Accumulated Depreciation          (630)                (536)
                                  -----------           ----------
Property and Equipment, net       $     1,375           $    1,469
                                  ===========           ==========

Depreciation for the three months ended March 31, 2011 and 2010 was $94 and $94, respectively.

NOTE 5 - PREPAID DEPOSIT
------------------------
In May of 2010, a consultant to PMX identified a Gold Bullion Vending Machine (GOLD to go(tm) ATM) deployed at the Emirates Palace Hotel in Dubai. The GOLD to go(tm) ATM vending machine is an unmanned point of sale unit that dispenses various gold bullion products based on constantly updated real time market pricing information. The machine was being marketed and deployed by a German Company, Ex Oriente Lux, AG (EOL).

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

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2011     December 31, 2010
                                 --------------     -----------------
Prepaid deposit                    $   83,603        $   83,603
                                   ----------        ----------
                                   $   83,603        $   83,603
                                   ==========        ==========

NOTE 6 - RESTRICTED CASH
------------------------
The Company had restricted cash of $18,165 and $40,372 at March 31, 2011 and December 31, 2010 respectively, which represents funds that are restricted for use that are not available for use in the Company's normal operations." On November 12, 2010, the Company entered into a promissory note with one investor for the principal sum of one hundred twenty five thousand dollars ($125,000). The funds represented by this note are to be maintained in a segregated account by the Company and can only be used for the purchase of Gold Bullion Products for the Company's Gold-to-go vending machine test marketing program. When any Gold products are sold the funds will be re-deposited into said account for further inventory purchases (less any gross profits which will be credited to the Company's general operating account). The Company intends to use offsetting margins to protect against market losses, but in the event of any market losses or shortfall the Company would be responsible to reimburse the note holder for any losses. In the event the Gold Vending Sales Program is terminated then the funds would be repaid to the note holder when any remaining gold bullion products would be sold to wholesalers. (Note 8)

NOTE 7 - ACCRUED EXPENSES
-------------------------
Accrued expenses represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued expenses consisted of the following:

                                 March 31, 2011     December 31, 2010
                                 --------------     -----------------
Accrued professional fees           $  8,630            $  8,630
Sales Tax payable                      8,621               4,576
                                    --------            --------
                                    $ 17,251            $ 17,251
                                    ========            ========

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE
----------------------
During the year December 31, 2009, the Company entered into promissory notes with six investors who are also shareholders of the company for the sum of one hundred and twenty-five thousand dollars ($125,000). The entire amount with eight percent (8%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one
(1) years interest. At the option of the holder , any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

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

On June 28, 2009, the Company entered into an assignment and lease assumption with AU Spectators, LLC.(AU). On February 14, 2009 the Company had entered into a Lease Purchase Option Agreement with Western Sierra Mining Corporation, for which the Company paid to Western Seirra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars. Under the agreement with AU the Company agrees to assign all rights and obligations of the Company under the lease; and each of the members of AU have extended loans to the Company represented by promissory notes. In consideration for the agreement, each of the members of AU have agreed to collectively forgive the repayment of the sum of thirty-thousand ($30,000) dollars of the notes. The assignment and assumption is effective as of June 30, 2009. The Company has recognized five thousand ($5,000) in income on the gain on this transaction.

During the year December 31, 2009, the Company entered into a promissory note with one investor for the sum of twenty-five thousand dollars ($25,000). The entire amount with ten percent (10%) interest

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay, the Company must pay a minimum of six months interest.

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

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the year December 31, 2010, the Company entered into a promissory note with one investor for the sum of ten thousand dollars ($10,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay, the Company will be obligated to pay a minimum of six months interest.

The Company has subsequently modified the terms of this note to allow the holder the option to convert the debt due from this note into common stock of the Company, according to the following schedule and

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

terms in exchange for lowering the stated rate from ten percent (10%) interest per annum to eight percent (8%) interest per annum. All terms and conditions will apply retroactive to the date of the original note.

In the event that the Company elects to prepay this note, the Company will be obligated to pay a minimum of one year interest. At the option of the note holder , any prepayment of said principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid price of the stock on the preceding 30 days trading.

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

During the year December 31, 2010, the Company entered into a promissory note with one investor for the sum of twenty-five thousand dollars ($25,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one (1) years interest. At the option of the holder , any prepayment of principal plus interest may be in the form of cash or common stock of the Company at a discounted price of fifty (50%) percent of the average closing bid of the stock on the preceding 30 days of trading.

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

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the year ended December 31, 2010, the Company entered into a three promissory notes with two investors who also shareholders of the company for the sum of twenty-seven thousand dollars ($27,000). The entire amount with ten percent (10%) interest is due two years (720 days) from date of issue. In the event that the Company elects to prepay this note, the Company will be obligated to pay a minimum of six months interest.

During the year ended December 31, 2010, the Company entered into three promissory notes with one investor for the sum of seventeen thousand five hundred dollars ($17,500). The entire amount with ten percent (10%) interest is due two years (720 days) from date of issue. In the event that the Company elects to prepay this note, the Company will be obligated to pay a minimum of six months interest.

During the year ended December 31, 2010, the Company entered into a promissory note with one investor for the sum of one hundred twenty-five thousand dollars ($125,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay, the Company will be obligated to pay a minimum of six months interest. The funds represented by this note are to be maintained in a segregated account by the Company and can only be used for the purchase of Gold Bullion Products for the Company's Gold-to-go vending machine test marketing program. When any Gold products are sold the funds will be re-deposited into said account for further inventory purchases (less any gross profits which will be credited to the Company's general operating account). The Company intends to use offsetting margins to protect against market losses, but in the event of any market losses or shortfall the Company would be responsible to reimburse the note holder for any losses. In the event the Gold Vending Sales Program is terminated then the funds would be repaid to the note holder when any remaining gold bullion products would be sold to wholesalers. (Note 5)

During the quarter ended March 31, 2011, the Company entered into three promissory notes with two investors who also shareholders of the Company for the sum of twenty thousand dollars ($20,000). The entire amount with ten percent (10%) interest is due two years (720 days) from

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

date of issue. The Company repaid five thousand dollars ($5,000) to one investor during the period. In the event that the Company elects to prepay this note, the Company will be obligated to pay a minimum of six months interest.

During the quarter ended March 31, 2011, the Company entered into five promissory notes with five investors (one who are also a shareholder of the company) for the sum of one hundred thousand dollars ($100,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one
(1) years interest. At the option of the holder, any prepayment of principal plus interest may be in the form of cash or restricted common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading, but not less the $0.15 per share, or $0.25 per share, and not to exceed such $0.25 per share amount.

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

   i) after 180 days the holder may elect to convert 25% of the principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share, or $0.25 per share, and not to exceed such $0.25 per share amount.
   ii) after 360 days the holder may elect to convert 50% of the principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share, or $0.25 per share, and not to exceed such $0.25 per share amount.
   iii) after 540 days the holder may elect to convert 75% of the principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share, or $0.25 per share, and not to exceed such $0.25 per share amount.
   iv) after 720 days the holder may elect to convert any remaining principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share, or $0.25 per share, and not to exceed such $0.25 per share amount.

At March 31, 2011 and December 31, 2010 the Company has accrued interest on the notes of $33,750 and $24,387, respectively.

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Promissory notes payable consists of the following:

Opening balance at January 1, 2009               $        -
Principal contributed                               150,000
Add: Accrued interest                                 7,647
Less: Repayment under lease assumption              (30,000)
                                                 ----------
Balance at December 31, 2009                     $  127,647
                                                 ----------
Principal contributed                               217,500
Add: Accrued interest                                16,740
Less: effect of conversion                         (112,336)
                                                 ----------
Balance at December 31, 2010                     $  249,551
                                                 ----------
Principal contributed                               120,000
Less: Repayment of principal                         (5,000)
Add: Accrued interest                                 9,363
Less: effect of conversion                         (28,535)
                                                 ----------
Balance at March 31, 2011                        $  345,379
                                                 ==========

Future maturities of notes payable are as follows:

   Year ending
December 31, 2011
-----------------
     2011                        $  15,960
     2012                          212,687
     2013                          116,732
     2014                                -
     2015                                -
                                 ---------
    Total                        $ 345,379
                                 =========

At March 31, 2011, the Company had 16 notes outstanding that were indexed to the Company's common stock. The beneficial conversion of that stock has resulted in a liability to our holders for $250,439.

At December 31, 2010, the Company had 14 notes outstanding that were indexed to the Company's common stock. The beneficial conversion of that stock has resulted in a liability to our holders for $149,599.

NOTE  9 - EQUITY TRANSACTIONS

Common Stock
------------
On February 23, 2010, the Company entered into an agreement to issue stock options to purchase 1,000,000 common shares to Mr. McCauley, a director at $.25 per common share

                        PMX COMMUNITIES, INC.
                       March 31, 2011 and 2010
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

On August 18, 2010, the registrant sold 2,750,000 restricted common shares to ALEH Investments, LLC, a sophisticated investor at $.0375 per common share for a total of $103,125. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

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

On December 6, 2010, the Company issued 50,000 shares of common stock in exchange for services rendered to a consultant at $0.06 per share, for a total of $3,000.

On January 6, 2011, the Company issued 50,000 shares of common stock in exchange for services rendered to a consultant at $0.22 per share, for a total of $11,000.

For the three month periods ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $0 and $0 respectively.

NOTE 10 - RELATED PARTY
-----------------------
During the three month period ended March 31, 2011, the Company entered into promissory notes with four investors who are also shareholders of the Company for the principal sum of sixty thousand dollars ($60,000). The Company repaid five thousand dollars ($5,000) to one investor during the period (Note 8).

During the three month period ended March 31, 2010, the Company entered into promissory notes with three investors who are also shareholders of the company for the principal sum of eight thousand dollars ($8,000) (Note 8).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.

NOTE 11 - INCOME TAXES
---------------------
For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through March 31, 2011 totaling $657,739. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 12 - NET LOSS PER SHARE
----------------------------
Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2011 and 2010 for purposes of computing fully diluted earnings per share.

The following reconciles amounts reported in the financial statements:

                      Three Month Period ended Three Month Period ended
                            March 31, 2011            March 31, 2010
                        ----------------------   ----------------------

Net loss                     ($237,683)                  ($7,619)
                              ========                   =======
Denominator for basic
  loss per share                     -                         -
Basic Weighted average
  shares                    59,196,667                53,600,000

Basic loss per common
  share                     $     (.00)               $     (.00)
                            ==========                ==========


NOTE 13 - GOING CONCERN
-----------------------
As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended March 31, 2011 of $237,683. At March 31, 2011, the Company has $157,200 in operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 14 - SUBSEQUENT EVENTS
----------------------------
The Company has evaluated subsequent events pursuant to ASC Topic 855. Subsequent to March 31, 2011 through May 23, 2011, the Company entered into three promissory notes with two investors for the sum of twenty thousand dollars ($20,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest to the holder of this note. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Trends and Uncertainties
Our business is centered on essentially one commodity, gold.   Our
operations are currently focused on the demand for physical gold ownership by retail investors. Our expansion plans are based on developing and offering a managed gold account and related products to retail customers and investors. Any decrease in demand for gold or gold investments could materially adversely affect our revenues, profitability and general business prospects.

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

   - A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices

Results of Operations
For the three month period ended March 31, 2011, the registrant received $157,200 in revenue. Cost of goods sold was $159,033. Gross profit was ($1,833). Selling, general and administrative expenses were $154,088 and consisted of primarily of accounting fees of $4,700, legal fees of $21,227, rent expenses of $10,049, wage expenses of $33,297, consulting fees of $30,000 for the hiring of an outside consultant to facilitate new business ventures, stock transfer fee of $3,172, promotion and advertising expenses of $23,135 and other miscellaneous expenses of $8,543.

For the three months ended March 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $4,714 and consisted of primarily of accounting fees of $1,310, rent expenses of $2,141, wage expenses of $400 and other miscellaneous expenses of $863.

Interest expense for the three months ended March 31, 2011 was $9,363 an increase of $6,802 from interest expense of $2,561 for the three month period ended March 31, 2010. The increase was due to the interest on the notes payable.

For the three month period ended March 31, 2011, we had a net loss of ($165,378) an increase of $157,759 from net loss for the three month period ended March 31, 2010 of ($7,619) due to the factors above.

Liquidity and Capital Resources
As at March 31, 2011, we had cash and cash equivalents of $10,761.

For the three month period ended March 31, 2011, the registrant received proceeds from notes payable of $120,000 and had an increase in accrued interest of $9,363. The registrant repaid $5,000 to one note holder. As a result, the registrant had net cash provided by financing activities of $124,363 for the three month period ended March 31, 2011.

Comparatively, the registrant for the three month period ended March 31, 2010, received proceeds from notes payable of $8,000 and had an increase in accrued interest of $2,561. As a result, the registrant had net cash provided by financing activities of $10,561 for the three month period ended March 31, 2010.

Plan of Operation
Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances
from related parties.   Our capital strategy is to increase our cash
balance through financing transactions, including the issuance of debt and/or equity securities.

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

   Cost:   Approximately $280,000-$300,000 (including inventory and
hedging deposits)

   Status: Completed

2. Item:   Develop preliminary business plan and design infrastructure to operate PMX Gold Bullion Account. Secure agreement with technology partner to develop the technology necessary for operation of the PMX Gold ATM terminals. Secure project management services from engineering and manufacturing company to oversee full development of PMX Gold ATM terminals and network.

   Status: The registrant has entered into a preliminary agreement to have the technology developed for operation of the PMX Gold ATM terminals. Formal project management services proposal from engineering and manufacturing company to oversee development of PMX Gold ATM terminals and network expected to be completed shortly

Down payment has been paid to technology partner. Formal licensing and management services agreement between the registrant and technology partner in progress and expected to be completed within 2 months.

3. Item:   Establish relationship with ATM manufacturer and develop
contract for acquisition of international banking system compliant hardware and software to interface with gold bullion delivery mechanism to be developed by technology partner. Develop specifications and requirements for prototypes to be built and software to run network. Secure defined costs for project development, software design and supply, initial prototype manufacture, 2 or 3 second stage prototype models for field testing and eventual rollout of 25-30 PMX Gold ATM terminals for initial market deployment.

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

8. Item:   Review properties for precious metals and mining exploration and development through joint venture with Goldex Capital or others.

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

Going Concern
The registrant has incurred net losses for the three month period ended March 31, 2011 of $237,683. Because of these losses, the registrant will require additional working capital to develop its business operations.

Off-Balance Sheet Arrangements
The registrant had no material off-balance sheet arrangements as of March 31, 2011.

Critical Accounting Policies and Estimates
Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

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

New Accounting Pronouncements
The registrant has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Evaluation of Changes in Internal Control over Financial Reporting Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the first quarter of 2011. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations
The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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


Dated: May 23, 2011