Form 10-Q
period 2011-06-30
PMX Communities, Inc.
filed 2011-08-18
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q


                             (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                Commission File Number: 333-161699

                PMX COMMUNITIES, INC.AND SUBSIDIARY
                -----------------------------------
       (Exact name of Registrant as specified in its charter)


          Nevada                                     80-0433114
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                Identification Number)


7777 West Glades Road, Suite 100
Boca Raton, FL 33434                                (561) 210-5349
(Address of Principal Executive Offices)             (Registrant's
                                                   telephone number)

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

Large accelerated filer [ ]      Accelerated filer         [ ]
Non-accelerated filer   [ ]      Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]    No [x]

The number of outstanding shares of the registrant's common stock, August 18, 2011: Common Stock - 60,850,000

                                                             Page No.
                                                             -------

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
  Consolidated Balance Sheets as of June 30, 2011
    (Unaudited) and December 31, 2010 (Audited)                   4
  Unaudited Consolidated Statements of Operations -
    For the Three Six Months Ended June 30, 2011 and 2010         6
  Unaudited Consolidated Statements of Cash Flows -
    For the Six Months Ended June 30, 2011 and 2010               7
  Notes to unaudited Consolidated Financial Statements            8

Item 2.  Managements Discussion and Analysis of
  Financial Condition and Results of Operations                  16

Item 3.  Quantitative and Qualitative Disclosures
  about Market Risk                                              23

Item 4.  Controls and Procedures                                 23

                Part II. Other Information

Item 1.  Legal Proceedings                                       25

Item 1A. Risk Factors                                            25

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                25

Item 3.  Defaults Upon Senior Securities                         25

Item 4.  (Removed and Reserved)                                  25

Item 5.  Other Information                                       25

Item 6.  Exhibits                                                25

               PMX COMMUNITIES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

                                                June 30,   December 31,
                                                   2011          2010
                                               (Unaudited)    (Audited)
                                                --------      --------

                 ASSETS

Current Assets:
  Cash and cash equivalents                     $ 17,297      $ 47,181
  Inventory                                       11,039        92,922
  Prepaid expenses                                 9,279        23,083
  Prepaid deposits                                83,603        83,603
  Security deposits                                  939         2,939
                                                --------      --------
Total Current Assets                             122,157       249,728

Fixed Assets:
  Property and equipment, net                      1,281         1,469
                                                --------      --------

Other assets:
  Construction in progress                        39,000             -
  Restricted cash                                     84        40,372
                                                --------      --------
                                                  39,084        40,372
                                                --------      --------
Total assets                                    $162,522      $291,569
                                                ========      ========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts Payable                              $ 45,760      $ 81,189
  Accrued Expenses                                12,871        22,221
  Notes Payable - Short term                      11,463        44,465
  Derivative Conversion Liability                236,755       149,599
                                                --------      --------
Total current liabilities                        306,849       297,474

Notes Payable - Long term                        229,640       205,086
                                                --------      --------
Total Liabilities                                536,489       502,560

Stockholders' deficit:
  Common stock, $.0001 par value;
    authorized 100,000,000 shares;
    issued and outstanding 60,850,000
    shares issued and outstanding                  6,085         5,915
  Additional paid-in capital                     359,800       188,970
  Accumulated deficit                           (739,852)     (405,876)
                                                --------     ---------
Total stockholders' deficit                     (373,967)     (210,991)
                                                --------     ---------
Total liabilities and stockholders' deficit     $162,522     $291,569
                                                ========     ========

See accompanying notes to unaudited consolidated financial statements.

                  PMX COMMUNITIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                            (UNAUDITED)

                                   Three Months ended     Six Months ended
                                       June 30,               June 30,
                                     2011      2010       2011       2010
                                 ---------- ---------- ---------- ----------
Net sales                        $        - $        - $  157,200 $        -
Cost of sales                         3,107          -    162,140          -
                                 ---------- ---------- ---------- ----------
Gross profit                         (3,107)         -     (4,940)         -

Costs and expenses:
  Amortization                            -        250          -        500
  Depreciation                           94         95        188        189
  Selling, general and
    administrative expenses         115,551     21,736    269,639     26,449
                                 ---------- ---------- ---------- ----------
                                    115,645     22,081    269,827     27,138
                                 ---------- ---------- ---------- ----------
Loss from operations               (118,752)   (22,081)  (274,767)   (27,138)

Other income                              -          -          -          -
Interest expense                     (7,401)    (2,919)   (16,764)    (5,480)
                                 ---------- ---------- ---------- ----------
Loss before income taxes           (126,153)   (25,000)  (291,531)   (32,618)
Income taxes                              -          -          -          -
                                 ---------- ---------- ---------- ----------
Net loss                         $ (126,153)$  (25,000)$ (291,531)$  (32,618)
                                 ---------- ---------- ---------- ----------

Beneficial Conversion               (29,860)         -     42,445          -
                                 ---------- ---------- ---------- ----------

Net loss attributed to conversion   (96,293)   (25,000)  (333,976)   (32,618)
                                 ========== ========== ========== ==========
Basis net loss per share         $    (0.00)$    (0.00)$    (0.01)$    (0.00)
                                 ========== ========== ========== ==========

Weighted average shares
outstanding:  Basic              59,351,648 53,600,000 59,274,586 53,600,000
                                 ========== ========== ========== ==========

See accompanying notes to unaudited consolidated financial statements.

               PMX COMMUNITIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                            (UNAUDITED)

                                                    Six Months ended
                                                       June 30,
                                                   2011         2010
                                                ---------     --------
Cash flows from operating activities:
Net Loss                                        $(291,531)    $(32,618)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
  Issuance of common stock for services            21,000            -
  Depreciation                                        188          189
  Amortization                                          -          500
Change in assets and liabilities
  Restricted cash                                  40,288            -
  Inventory                                        81,883            -
  Prepaid expenses                                 13,804            -
  Security deposits                                 2,000            -
  Accounts payable                                (35,430)         890
  Accrued expenses                                 (9,350)      (3,550)
                                                ---------     --------
Net cash used in operating activities            (177,148)     (34,589)
                                                ---------     --------
Cash flows from investing activities:
  Construction in progress                        (39,000)           -
                                                ---------     --------
Net cash (used in) investing activities           (39,000)           -

Cash flows from financing activities:
  Proceeds from notes payable                     222,000       28,000
  Increase in accrued interest                     16,764        5,480
  Repayment of notes payable                      (77,500)           -
  Common stock issued for cash, net of costs       25,000        1,000
                                                ---------     --------
Net cash provided by financing activities         186,264       34,480
                                                ---------     --------

Net increase in cash and cash equivalents         (29,884)        (109)
Cash and cash equivalents,
  beginning of fiscal year                         47,181          212
                                                ---------     --------
Cash and cash equivalents, end of period        $  17,297     $    103
                                                =========     ========

Supplementary information
Cash paid for:
  Interest                                      $       -     $      -
                                                =========     ========
  Income taxes                                  $       -     $      -
                                                =========     ========

See accompanying notes to unaudited consolidated financial statements.

                  PMX COMMUNITIES, INC. AND SUBSIDIARY
                         June 30, 2011 and 2010
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

PMX Communities, Inc. (the Company) "PMX" was organized under the laws of the state of Nevada on December 29, 2004 under the name Merge II, Inc. PMX's year end is December 31. PMX Communities, Inc. was in the development stage through September 30, 2010. The quarter ended December 31, 2010 was the quarter during which the Company was considered an operating company and is no longer in the development stage, having achieved revenues from the sale of gold bullion from the launch of the first Gold Bullion Vending Machine in the US by PMX Gold on December 17, 2010.

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

PMX, (through its wholly owned subsidiary PMX Gold, LLC) focuses on the development of leveraged opportunities within the Retail Gold Sales and Gold Mining Industries. We operate from our office at West Boca
Executive Suites, 7777 West Glades Road, Suite 100, Boca Raton, FL
33434.

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

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2010, which is included in the Company's Form 10-K for the year ended December 31, 2010. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2011.

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 3 - INVENTORY
------------------

The Company maintains a deposit account that is used to purchase precious metal inventory.

Inventory consists of the following:

                    June 30, 2011       December 31, 2010
                    -------------       -----------------
Finished Goods       $   11,039            $   92,922
                     ----------            ----------
                     $   11,039            $   92,922
                     ==========            ==========

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company's sales history and anticipated future demand.

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONSTRUCTION IN PROGRESS
---------------------------------

Construction in progress costs were $39,000 and $0, respectively at June 30, 2011 and December 31, 2010. These costs reflect costs to secure project management services from an engineering and manufacturing company to oversee full development of PMX Gold ATM terminals and network according to Company milestones.


NOTE 5 - RESTRICTED CASH
------------------------

The Company had restricted cash of $84 and $40,372 at June 30, 2011 and December 31, 2010 respectively, which represents funds that are restricted for use that are not available for use in the Company's normal operations." On November 12, 2010, The Company entered into a promissory note with one investor for the principal sum of one hundred twenty five thousand dollars ($125,000).

In May 2011 the Company repaid $60,000 of principal on the promissory note. At June 30, 2011 the balance owed is $73,248 including accrued interest of $8,248.

NOTE 6 - NOTES PAYABLE
----------------------

During the six month period ended June 30, 2011, The Company entered into seven promissory notes with three investors who also shareholders of the company for the sum of forth two thousand dollars ($42,000). The entire amount with ten percent (10%) interest is due two years (720 days) from date of issue. The Company repaid seventeen thousand five hundred dollars ($17,500) to two investors during the period. In the event that the Company elects to prepay this note the Company will be obligated to pay a minimum of six months interest.

During the six month period ended June 30, 2011, The Company entered into seven promissory notes with six investors (three who are also shareholders of the company) for the sum of one hundred eighty thousand dollars ($180,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue.

In the event that the Company elects to prepay the Company will be obligated to pay a minimum of one (1) years interest. At the option of the holder, any prepayment of principal plus interest may be in the form of cash or restricted common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading, but not less the $0.15 per share and not to exceed such $0.25 per share amount.

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

If the Company does not prepay the notes in its entirety, the holder will have the option to convert the debt due from these notes into common stock of the Company according to the following:

 - i) after 180 days the holder may elect to convert 25% of the principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share and not to exceed such $0.25 per share amount..

 - ii) after 360 days the holder may elect to convert 50% of the principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share and not to exceed such $0.25 per share amount.

 - iii) after 540 days the holder may elect to convert 75% of the principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share and not to exceed such $0.25 per share amount.

 - iv) after 720 days the holder may elect to convert any remaining principal plus accrued interest into common stock of the Company at a discounted price of eighty (80%) percent of the average closing bid of the stock on the preceding 30 days of trading but not less the $0.15 per share and not to exceed such $0.25 per share amount.

In June 2011, the Company entered into a modification and amendment of convertible promissory note, holder's election and conversion notice and termination agreement with three note holders. The original notes for $120,000 were converted into shares of common stock of the Company, at the agreed upon price of $0.10 (10 cents) per share (1,200,000 shares), and holders have agreed to waive all accrued interest from the inception of the note thru the date that the shares are issued.

In June 2011, the Company entered into a modification and amendment of convertible promissory note, holder's election and conversion notice and termination agreement with one note holder. The original note for $10,000 were amended and modified to delete the entire conversion provisions in the note, and to allow the holder to elect to convert at any time that the Company notifies holder that it is able and desires to pay the note in full. The Company expressed their intention to convert $5,000 of the principal balance due into shares of common stock of the Company, at the agreed upon price of $0.05 (5 cents) per share (100,000 shares), and holder has agreed to waive all accrued interest from the inception of the note thru the date that the shares are issued to the note holders. The convertible promissory note was deemed cancelled and terminated as of the date the shares were issued.

At June 30, 2011 and December 31, 2010 the Company has accrued interest on the notes of $41,151 and $24,387, respectively.

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Promissory notes payable consists of the following:

Opening Balance at January 1, 2009               $      -
Principal contributed                             150,000
Add: Accrued interest                               7,647
Less: Repayment under lease assumption            (30,000)
                                                 --------
Balance at December 31, 2009                     $127,647
                                                 --------
Principal contributed                             217,500
Add: Accrued interest                              16,740
Less: effect of conversion                       (112,336)
                                                 --------
Balance at December 31, 2010                     $249,551
                                                 --------
Principal contributed                             222,000
Less: Repayment of principal                      (77,500)
Add: Accrued interest                              16,764
Loss: Converted to common stock                  (125,000)
Less: Effect of conversion                        (44,712)
                                                 --------
Balance at June 30, 2011                         $241,103
                                                 --------

Future maturities of notes payable are as follows:

   Year ending
December 31, 2011
-----------------
       2011                   $ 11,463
       2012                    137,983
       2013                     91,657
       2014                          -
       2015                          -
                              --------
Total                         $241,103
                              ========

At June 30, 2011, the Company had 14 notes outstanding that were indexed to the Company's common stock. The beneficial conversion of that stock has resulted in a liability to our holders for $236,755.

At December 31, 2010, the Company had 14 notes outstanding that were indexed to the Company's common stock. The beneficial conversion of that stock has resulted in a liability to our holders for $149,599.

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EQUITY TRANSACTIONS
----------------------------

Common Stock

On January 6, 2011 the Company issued 50,000 shares of common stock in exchange for services rendered to a consultant at $0.22 per share, for a total of $11,000.

On June 20, 2011, the registrant sold 250,000 restricted common shares in a private placement at $.10 per common share for a total of $25,000. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

On June 30 2011 the Company issued 100,000 shares of common stock in exchange for services rendered to a consultant at $0.10 per share, for a total of $10,000.

For the three and six month periods ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $0 and $0 respectively.

NOTE 8 - RELATED PARTY
----------------------

During the six month period ended June 30, 2011, The Company entered into promissory notes with four investors who are also shareholders of the company for the principal sum of sixty two thousand dollars ($62,000), The Company repaid seventy seven thousand five hundred dollars ($77,500) to three investors during the period (Note 6).

During the six month period ended June 30, 2010, The Company entered into promissory notes with three investors who are also shareholders of the company for the principal sum of thirteen thousand dollars ($13,000) (Note 6).

On February 23, 2010, we entered into an agreement pursuant to which we issued stock options to purchase 1,000,000 common shares to Mr.
McCauley, a director at $.25 per common share.

NOTE 9 - NET LOSS PER SHARE
----------------------------

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2011 and 2010 for purposes of computing fully diluted earnings per share.

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles amounts reported in the financial statements:

                                   Six month period   Six month period
                                        ended              ended
                                    June 30, 2011      June 30, 2010
                                    -------------      -------------
Net loss                               $ (333,976)        $  (32,618)
                                       ==========         ==========
Denominator for basic
  loss per share -
Basic weighted average shares          59,274,586         53,600,000
Basic loss per common share            $     (.01)        $     (.00)
                                       ==========         ==========

NOTE 10 - GOING CONCERN
-----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the six month period ended June 30, 2011 of $333,976. At June 30, 2011, the Company has 157,200 in operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

The Company has evaluated subsequent events pursuant to ASC Topic 855.

On August 4, 2011, the Company entered into a memo of understanding with Capital Path Securities, LLC to act as the exclusive private placement agent and syndication manager for an equity offering of the Company's common stock.

On August 5, 2011, Michael C. Hiler resigned as chief executive officer. As a result, the Company's board of directors appointed Mark Connell as chief executive officer and Alfredo Cortellini as chief technology officer. Additionally, the board of directors appointed Mark Connell and Alfredo Cortellini as directors to serve until the next shareholder meeting. The Company approved an employment agreement for the new officers.

On August 5, 2011, the Company entered into a development agreement with Gold Deposit Technologies, Inc. to assist in the development and implementation of the Company's proprietary PMX Gold ATM Terminal and associated gold bullion based financial services business plan. The plan includes the structuring and marketing of precious metals accounts for the use of its clients with potential accessibility via the internet, the PMX Gold ATM Terminals and co-branded debit cards to be issued by the Company.

                PMX COMMUNITIES, INC. AND SUBSIDIARY
                     June 30, 2011 and 2010
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 5, 2011, the Company approved a stock awards plan dated August 5, 2011 authorizing the issuance of an aggregate of 6,000,000 common shares. The stock awards plan must be approved by the Company's shareholders within 12 months.

On August 5 2011, the Company approved the registration under the Securities Act of 1933 of 4,500,000 common shares to be issued under the stock awards plan.

On August 5, 2011, there was a change in control of the Company as Michael C. Hiler sold his 33,000,000 common shares to Dickinson Capital, LLC, an entity controlled by Mark B. Goldstein.

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

Results of Operations for the three months ended June 30, 2011 and 2010

For the three month period ended June 30, 2011, the registrant did not receive any revenue. Cost of goods sold was $3,107. Gross profit was ($3,107).

For the three month period ended June 30, 2011, selling, general and administrative expenses were $115,551 and consisted of primarily of accounting fees of $4,858, legal fees of $4,988, rent expenses of $5,094, wage expenses of $18,350, consulting fees of $37,500 for the hiring of an outside consultant to facilitate new business ventures, consulting fees of $10,000 for the hiring of outside consultant, shareholder relations expense of $14,000 for the hiring of an outside consultant, stock transfer fee of $3,899, media relations expenses of $950 and other miscellaneous expenses of $15,912.

For the three month period ended June 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $21,736 and consisted of primarily of accounting fees of $1,835, rent expenses of $2,141, wage expenses of $7,100, stock transfer fees of $10,488 and other miscellaneous expenses of $172.

Interest expense for the three months ended June 30, 2011 was $7,401 an increase of $4,482 from interest expense of $2,919 for the three month period ended June 30, 2010. The increase was due to the interest on the notes payable.

For the three month period ended June 30, 2011, we had a net loss of ($126,153) an increase of $101,153 from net loss for the three month period ended June 30, 2010 of ($25,000) due to the factors above.

Results of Operations for the six months ended June 30, 2011 and 2010

For the six month period ended June 30, 2011, the registrant received $157,200 in revenue. Cost of goods sold was $162,140. Gross profit was ($4,940).

For the six month period ended June 30, 2011, selling, general and administrative expenses were $269,639 and consisted of primarily of accounting fees of $9,558, legal fees of $26,215, rent expenses of $15,143, wage expenses of $47,647, consulting fees of $67,500 for the hiring of an outside consultant to facilitate new business ventures, consulting fees of $10,000 for the hiring of outside consultant, shareholder relations expense of $14,000 for the hiring of an outside consultant, stock transfer fee of $7,071, media relations expenses of $20,500, promotion and advertising expenses of $17,535 and other miscellaneous expenses of $34,470.

For the six month period ended June 30, 2010, we did not receive any revenue. Selling, general and administrative expenses were $26,449 and consisted of primarily of accounting fees of $3,145, rent expenses of $4,281, wage expenses of $7,100, stock transfer fee of $10,488 and other miscellaneous expenses of $1,435.

Interest expense for the six months ended June 30, 2011 was $16,764 an increase of $11,284 from interest expense of $5,480 for the six month period ended June 30, 2010. The increase was due to the interest on the notes payable.

For the six month period ended June 30, 2011, we had a net loss of ($291,531) an increase of $258,913 from net loss for the six month period ended June 30, 2010 of ($32,618) due to the factors above.

Liquidity and Capital Resources

As at June 30, 2011, we had cash and cash equivalents of $17,297.

For the six month period ended June 30, 2011, the registrant paid
$39,000 for construction in progress. As a result, the Company had net cash used in investing activities of $39,000.

For the six month period ended June 30, 2011, the registrant received proceeds from notes payable of $222,000 and had an increase in accrued interest of $16,764. Additionally, the Company received proceeds of $25,000 from the sale of common stock. The registrant repaid $77,500 to three note holders. As a result, the registrant had net cash provided by financing activities of $186,264 for the six month period ended June 30, 2011.

Comparatively, the registrant for the six month period ended June 30, 2010, received proceeds from notes payable of $28,000 and had an increase in accrued interest of $5,480. Additionally, for the six months ended June 30, 2010, the Company received a credit for costs incurred to file registration statement of $1,000. As a result, the Company had net cash provided by financing activities of $34,480 for the six months ended June 30, 2010.

Plan of Operation

Our internal and external sources of liquidity have included proceeds raised from subscription agreements, private placements and advances
from related parties.   Our capital strategy is to increase our cash
balance through financing transactions, including the issuance of debt and/or equity securities.

To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the registrant will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the registrant

We are an entrepreneurial company having launched the first gold bullion vending machine in the United States. We are leveraging our expertise and know-how in the gold business by developing proprietary technology and infrastructure to meet retail and institutional demand for gold investments and gold transactions.

During the period from December 17, 2010 through March 23, 2011, we test marketed and operated one (1) gold bullion vending machine at the Town Center at Boca Raton(r), a retail shopping mall located in South Florida, and vended a total of 699 .999 Pure Credit Suisse Gold Bullion Bars and American Eagle Gold Coins in cash only sales transactions in the aggregate amount of $266,256.

As of the date of this filing, we have completed our test marketing and are currently developing the first American made Gold ATM Terminals. Rather than attempting to simply vend gold bullion products, our machines are being designed integrate seamlessly with the International Banking System and function as part of a gold bullion based financial services network to capitalize on the emergence of gold as a potential parallel currency and modern medium of exchange.

The registrant believes the following milestones need to be met to successfully complete its business plan.

Milestones
----------
1. Item:   Import simple gold bullion vending machine to perform test marketing and gauge US public acceptance of accessing gold bullion products from an unmanned terminal. Establish agreement with suppliers, hedging transaction facilitators and other required sources. Obtain gold bullion inventory and initiate retail gold sales.

Status: Completed.

Cost:   Approximately $280,000-$300,000 including equipment, leases, inventory and hedging deposits.

2. Item:    Develop preliminary business plan and design infrastructure to operate PMX Gold Bullion Account System. Secure project management services from engineering and manufacturing company to develop gold dispensing technology and oversee full development and manufacture of PMX Gold ATM terminals and network.

Status: Omnitech Automation has completed the initial technology design and development for operation of the physical dispensing units within the PMX Gold ATM terminals. Formal Project management services agreement with Omnitech has subsequently been entered into to oversee development and manufacture of PMX Gold ATM terminals and network.

Costs: Approximately $120,000.00 in costs currently expended between Omnitech payments and in house expenses.

3. Item: Acquire initial intellectual property rights for foundation of business method patent and development of technology necessary to run business. Secure agreement with entity to oversee and consult with PMXO regarding development of business plan to jointly develop further intellectual property rights; retain exclusive worldwide rights to both business plan and methodology as it relates to gold business.

Status: Agreement reached with Gold Deposit Technology (GDT) to acquire access to previously submitted business method provisional patent and to jointly develop technology and further intellectual property with exclusive worldwide rights as it applies to gold and precious metals being awarded to PMX subject to certain milestones.

Costs: Annual contract budget for first 2 year of approximately $240,000.00* per year, success bonuses based on ATMs deployed/accounts under management as well as stock incentives. Annual budget/payments targeted to increase slightly thereafter but are also cancellable without financial penalty if business model or value of intellectual property proves undesirable.

*Approximately 50% of these fees included in Initial Prototype
Manufacture & Gold ATM/Network Development Budget figures.

4. Item:   Establish relationship with ATM manufacturer and develop
contract for acquisition of international banking system compliant hardware and software to interface with gold bullion delivery mechanism to be designed and developed by technology partners. Develop specifications and requirements for prototype to be built and software to run network. Secure defined costs for project development, software design and supply, and initial prototype manufacture.

Status: Currently have initial manufacturing plans and engineering drawings for unique aspects of manufacturing. Have signed NDAs and engaged in significant talks with ATM manufacturers, Kiosk Designers and Financial Services Software/ Network Specialists. Initial "First to Market" manufacturer expected to be confirmed within 2 months. If proposed schedule is adhered to and financing obtained we should have prototype design complete within 2 months and Phase I manufacturing initiated 1 month thereafter.

Cost:   Costs for initial design, manufacture and debugging of stage 1 prototypes, system software and consulting services estimated at $800,000. Final ATM cost currently budgeted at $50,000 per unit
(includes nationwide coordinated release and ramp-up of network).

5. Item: Construct website to offer both initial gold bullion products for sale via Internet as precursor to bundled services via PMX Gold Bullion Accounts. Obtain merchant services approval for acceptance of debit/credit cards. Negotiate agreement with supplier for product supply, back office support and infrastructure.

Cost:   Approximately $25-50,000.00; management oversight part of gold bullion sales is also part of GDT contract.

Status: Currently in development, approximately 30-60 days from completion.

6. Item:   Expand Online Sales to PMX Gold Bullion Account services to include PMX Gold Debit Card. Negotiate agreement with debit card provider for branded debit card. Negotiate agreement with debit card provider supplier for back office support, service platform and infrastructure.

Cost:   Initial cost of approximately $25-50,000.00 includes first
10,000 co-branded card order, starting deposit with issuing bank and varied level of marketing costs.

Status: Have received detailed proposal from substantial debit card provider(s); awaiting final proposal(s). Approximately 90 days required from signing of agreement until network can be active and debit cards in use.

7. Item:   Manufacture, launch and deploy the first wave of machines (6-
30 depending on funding level received) and complete development of network to integrate PMX Gold Bullion Account features.

Cost:   Currently budgeted at line item of $50,000.00 per unit, subject to final options. Costs/ out-of-pocket cash outlays could be significantly offset through advertising initiatives or potential cobranding agreement or leasing/finance arrangements from manufacturer(s).

Status: All steps above must be completed. Approximate timeline to Phase I rollout of machines to populate and support full scale launch of PMX Gold Bullion Network is estimated to be prior to end of calendar year 2011.

8. Item:   Bring on additional corporate officers, board of directors members, advisors and consultants to assist with development of operations and fulfillment of business plan.

Cost:   Board members have been engaged to serve in exchange for
restricted stock issuance from Treasury. Officers, employees, advisors and consultants have been identified that will provide services partly in exchange for cash and equity.

Status: New Company President hired with substantial marketing and business development experience. Chief Technical Officer with substantial manufacturing, design and technical background appointed. Both Officers also serve on Board. Technology Consultants and Advisors Omnitech Automation, Inc. and Gold Deposit Technologies have been retained. PMX is currently evaluating several other additions as well.

9. Item:   Review properties for precious metals and mining exploration and development through joint venture with Goldex Capital or others.

Cost:   Projects for participation/acquisition present range from
approximately $25,000 to in excess of $5,000,000.

Status: The registrant is currently reviewing multiple projects with the assistance of Mervyn Gervis, vice president and director of PMX as well as through various consultants and potential project partners.

Milestones 1, 2 and 3 have been accomplished.
Milestone 4 is in progress.
Milestone 5 and 6 are in progress and can be completed independent of all other milestones but will help with milestone 7.

Milestone 7 is dependent on milestone 4.
Milestone 8 has been partially fulfilled but is still in progress
Milestone 9 is independent of all others.

Going Concern
The registrant has incurred net losses for the six month period ended June 30, 2011 of $333,976. Because of these losses, the registrant will require additional working capital to develop its business operations.

Off-Balance Sheet Arrangements
The registrant had no material off-balance sheet arrangements as of June
30, 2011.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On June 20, 2011, the registrant sold 250,000 restricted common shares in a private placement at $.10 per common share for a total of $25,000. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report:

    Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    101.INS**   XBRL Instance Document
    101.SCH**   XBRL Taxonomy Extension Schema Document
    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to
liability under these sections.   These exhibits will be filed by
amendment.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMX COMMUNITIES, INC.

/s/Mark Connell                              Dated:  August 18, 2011
---------------------
Mark Connell

Chief Executive Officer

/s/Michael C. Hiler                          Dated:  August 18, 2011
---------------------
Michael C. Hiler
Chief Financial Officer