Form 10-Q
period 2011-09-30
PMX Communities, Inc.
filed 2011-11-18
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-161699

PMX COMMUNITIES, INC.AND SUBSIDIARY

(Exact name of Registrant as specified in its charter)

Nevada	80-0433114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7777 West Glades Road, Suite 100
Boca Raton, FL 33434	(561) 210-5349
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

Yes [x]

No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes [ ]             No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

As of November 18, 2011, there were 74,000,000 shares of registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Part I.  Financial Information

Part II.  Other Information

PMX Communities, Inc. and Subsidiary

Consolidated Balance Sheets

	September	December
	30, 2011	31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$ 13,104	$ 47,181
Inventory	11,039	92,922
Prepaid expenses	3,277	23,083
Prepaid deposits	83,603	83,603
Security deposits	939	2,939
Total current assets	11,962	249,728
Fixed assets
Property and equipment, net	1,187	1,469
Other assets
Construction in progress	51,493	-
Restricted cash	-	40,372
	51,493	40,372
Total assets	$ 164,642	$291,569
	========	=======
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 68,168	$ 81,189
Accrued expenses	30,679	22,221
Notes payable - Short term	67,329	44,465
Derivative conversion liability	390,655	149,599
Total current liabilities	556,831	297,474
Notes payable - Long term	177,401	205,086
Total liabilities	734,232	502,560

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000 shares; issued and outstanding 74,000,000 shares issued and outstanding	7,400	5,915
Additional paid-in capital	1,457,445	188,970
Accumulated deficit	(2,034,435)	(405,876)
Total stockholders' deficit	(569,590)	(210,991)
Total liabilities and stockholders' deficit	$ 164,642 ========	$291,569 =======

See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net sales	$ -	$ -	$157,200	$ -
Cost of sales	-	-	162,140	-
Gross profit	-	-	(4,940)	-

Costs and expenses:
Amortization	-	250	-	750
Depreciation	94	95	282	284
Selling, general and administrative expenses	1,159,462	58,149	1,429,101	84,598
	1,159,556	58,494	1,429,383	85,632
Loss from operations	(1,159,556)	(58,494)	(1,434,323)	(85,632)

Other income	-	-	-	-
Interest expense	(8,500)	(4,129)	(25,264)	(9,609)
Loss before income taxes	(1,168,056)	(62,623)	(1,459,587)	(95,241)
Income taxes	-	-	-	-
Net loss	$(1,168,056)	$(62,623)	$(1,459,587)	$(95,241)

Beneficial Conversion	126,527	-	168,972	-

Net loss attributable to Conversion	$(1,294,583)	$(62,623)	$(1,628,559)	$ (95,241)
	=========	========	=========	========
Basic net loss per share	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)
	=========	========	=========	========
Weighted average shares outstanding
Basic	63,071,739 ========	54,885,326 ========	60,828,938 =========	54,033,150 ========

See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,459,587)	$(95,241)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for services	940,000	-
Non cash stock based compensation	104,960	-
Depreciation	283	284
Amortization	-	750
Change in assets and liabilities
Restricted Cash	40,372	-
Inventory	81,883	-
Prepaid expenses	19,806	(1,000)
Security deposits	2,000	(339)
Accounts payable	(13,021)	5,721
Accrued expenses	8,458	(3,570)
Net cash used in operating activities	(274,848)	(93,395)

Cash flows from investing activities
Deposit of investing agreement	-	(13,209)
Construction in progress	(51,493)	-
Net cash (used in) investing activities	(51,493)	(13,209)

Continued on next page

Cash flows from financing activities
Proceeds from notes payable	244,500	67,500
Increase in accrued interest	25,264	9,609
Repayment of notes payable	(77,500)	-
Common stock issued for cash, net of costs	100,000	104,125
Net cash provided by financing activities	292,264	181,234

Net increase in cash and cash equivalents	(34,077)	74,630
Cash and cash equivalents, beginning of fiscal year	47,181	212
Cash and cash equivalents, end of period	$ 13,104	$ 74,842
	========	========
Supplementary information:
Cash paid for:
Interest	$ - =======	$ - ========
Income taxes	$ - =======	$ - ========

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DISCRIPTION OF BUSINESS

PMX Communities, Inc. (The Company) “PMX” was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. PMX’s year end is December 31.

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

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and the Company intends to continue to employ this approach in our analysis of collectability.

Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2011 and December 31, 2010, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Earnings Per Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended September 30, 2011 and 2010, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Share-Based Payments

The Company recognizes share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognizes compensation cost for those awards expected to vest over the service period of the award. The Company accounts for the grant of stock and warrants awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, our share-based compensation expense could be materially different in the future.

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

The Company maintains a deposit account which is used to purchase precious metal inventory.

Inventory consists of the following:

	September 30, 2011	December 31, 2010
Finished Goods	$11,039	$92,922
	$11,039	$92,922

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand.

NOTE 4 – CONSTRUCTION IN PROGRESS

Construction in progress costs were $51,493 and $0, respectively at September 30, 2011 and December 31, 2010. These costs reflect costs to secure project management services from an engineering and manufacturing company to oversee full development of PMX Gold ATM terminals and network according to Company milestones.

NOTE 5 – NOTES PAYABLE

During the three month period ended September 30, 2011, The Company entered into four balloon promissory notes with four investors who also shareholders of the company for the sum of twenty two thousand five hundred dollars ($22,500). The entire amount with five percent (5%) interest is due six months (180 days) from date of issue.

At September 30, 2011 and December 31, 2010 the Company has accrued interest on the notes of $49,651 and $24,387, respectively.

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Promissory notes payable consists of the following:

Balance at December 31, 2009	$127,647
Principal contributed	217,500
Add: Accrued interest	16,740
Less: effect of conversion	(112,336)
Balance at December 31, 2010	$249,551 =======
Principal contributed	244,500
Less: Repayment of principal	(77,500)
Add: Accrued interest	25,264
Less: Converted to common stock	(125,000)
Less: effect of conversion	(72,085)
Balance at September 30, 2011	244,730 ======
Less current portion	67,329
$177,401 =======

At September 30, 2011, the Company had 14 notes outstanding that were indexed to the Company’s common stock.  The beneficial conversion of that stock has resulted in a liability to our holders for $390,655.

At December 31, 2010, the Company had 14 notes outstanding that were indexed to the Company’s common stock.  The beneficial conversion of that stock has resulted in a liability to our holders for $149,599.

NOTE 6- EQUITY TRANSACTIONS

Common Stock

During the three months ended September 30, 2011, the Company issued 3,000,000 shares of common stock to a consultant who exercised stock options granted under the Company’s stock option plan valued at $0.08 per share, for a total of $98,400. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. (Note 8)

During the three months ended September 30, 2011, the Company awarded a related party one million (1,000,000) shares at $.10 of our common stock as compensation for a value of $100,000. (Note 7)

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2011, the Company awarded a related party two million (2,000,000) shares at $.10 of our common stock for a value of $200,000. (Note 7)

During the three months ended September 30, 2011, the Company awarded a related party six million (6,000,000) shares at $.10 of our common stock for a value of $600,000. (Note 7)

During the three months ended September 30, 2011, the Company issued 100,000 shares of common stock in exchange for services rendered to a consultant at $0.10 per share, for a total of $10,000.

During the three months ended September 30, 2011, the Company issued 100,000 shares of common stock to an employee in exchange for services rendered at $0.09 per share, for a total of $9,000.

During the three months ended September 30, 2011, the Company issued 200,000 shares of common stock to an employee who exercised stock options granted under the Company’s stock option plan valued at $0.08 per share, for a total of $6,560. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. These shares shall be issued under Regulation S-8. (Note 8)

During the three months ended September 30, 2011, the registrant sold 750,000 restricted common shares in a private placement at $.10 per common share for a total of $75,000. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

For the three and nine month periods ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $104,960 and $0 respectively.

NOTE 7 - RELATED PARTY

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

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 5, 2011, there was a change in control of the Company as Michael C. Hiler sold his 33,000,000 common shares to Dickinson Capital, LLC, an entity controlled by Mark B. Goldstein.

On August 5, 2011, the Company entered into a development agreement with Gold Deposit Technologies, Inc.(GDT) to assist in the development and implementation of the Company's proprietary PMX Gold ATM Terminal and associated gold bullion based financial services business plan. The plan includes the structuring and marketing of precious metals accounts for the use of its clients with potential accessibility via the internet, the PMX Gold ATM Terminals and co-branded debit cards to be issued by the Company. Under the agreement the Company shall issue three million (3,000,000) shares at $.08 of our common stock for a value of $98,400 as consideration for GDT’s contribution of work and expertise. These shares shall be issued under Regulation S-8. The shares shall be deemed paid, earned and non-assessable when issued by the Company. Additionally, within 90 days of the conclusion of fiscal year 2011 and 2012 GDT shall be paid a fee equal to 3.5% of the issued and outstanding common stock of the Company. GDT  will be paid cash compensation during the first two years of twenty thousand ($20,000) per month base monthly fee. The agreement is terminable by either party with or without cause following the expiration of two (2) years (Note 8).

Executive Compensation

During the three months ended September 30, 2011, the Company awarded Mr. McCauley one million (1,000,000) shares at $.10 of our common stock as compensation when he accepted the appointment as Vice President for Business for a value of $100,000.

During the three months ended September 30, 2011, the Company awarded Mr. Cortellini two million (2,000,000) shares at $.10 of our common stock as compensation when he accepted the appointment as Chief Technical Officer for a value of $200,000.

During the three months ended September 30, 2011, the Company has entered into new two year employment agreement with Mr. Connell, who was appointed President and Chief Executive Officer of the Company.  This agreement is effective as of August 5, 2011.  The agreement shall continue until the two (2) year anniversary of the Commencement Date.  It is provided, however, that unless either party gives written notice to the other at least 120 days prior to the expiration of the then-current Term that such party elects not to renew this Agreement, the then-current Term shall be automatically extended for additional one-year periods.

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of this agreement, the Company will pay him an annual base salary of $125,000.  Employee’s base salary shall be subject to an annual performance review and increases will be effective as of the first day of each fiscal year (January 1 - December 31) commencing with the fiscal year 2012, which increases (if any) shall be in amounts as the Board (or committee thereof) shall deem appropriate; provided, however, that such increases shall be in an amount at least equal to the percentage increase during the previous twelve (12) months in the Consumer Price Index for All Urban Consumers.  Upon commencement of employment, Employee was issued six million (6,000,000) shares at $.10 of our common stock in the Company as one (1) time bonus for a value of $600,000.  Such shares shall be fully paid, non-assessable, restricted and have not been registered under the Securities Act. Such shares shall be fully paid, non-assessable, restricted and have not been registered under the Securities Act.  Additionally, Employee represents and warrants that he has been advised and understands that he must continue to bear the economic risk of ownership of the Shares for an indefinite period of time because (i) the Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any states and therefore cannot be sold unless it is subsequently registered under the Securities Act and the laws of such states or an exemption from such registration is available, and (ii) the Company will be under no obligation to register the Shares.

During the three month period ended September 30, 2011, The Company entered into four balloon promissory notes with four investors who also shareholders of the company for the sum of twenty two thousand five hundred dollars ($22,500). (Note 5)

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock Option Plans

Equity Compensation Plan

On August 5, 2011, the Company approved a stock awards plan dated August 5, 2011 authorizing the issuance of an aggregate of 6,000,000 common shares.  The stock awards plan must be approved by the Company's shareholders within 12 months.

On August 5 2011, the Company approved the registration under the Securities Act of 1933 of 4,500,000 common shares to be issued under the stock awards plan.

The Company recognized $104,960 and $0 in share based compensation expense for the nine months period ended September 30, 2011 and 2010, respectively. An option to purchase 200,000 shares was granted to an employee during the three months ended September 30, 2011. An option to purchase 3,000,000 shares was granted to a consultant under an agreement during the three months ended September 30, 2011 (Note 7).

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option pricing model to value the options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0..23% (based on the US Treasury note yield), two month maturity, volatility of 269.09% (based on the daily historical performance of a the Company’s stock over the period from December 15, 2010 to the grant date), and a strike price of $0.08 the fair value of the stock on the date of grant.

NOTE 9 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2011 and 2010 for purposes of computing fully diluted earnings per share.

The following reconciles amounts reported in the financial statements:

	Nine month period ended September 30, 2011	Nine month period ended September 30, 2010

Net loss	$(1,459,587) =========	$ (95,241) ========
Denominator for basic loss per share
Basic weighted average shares	60,828,938	54,033,150
Basic loss per common shares	$ (0.03) =========	$ (0.00) ========

NOTE 10 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the nine month period ended September 30, 2011 of $1,459,587. At September 30, 2011, the Company has 157,200 in operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PMX COMMUNITIES, INC. AND SUBSIDIARY

September 30, 2011 and 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855.

On October 5, 2011 the Company entered into a Consulting agreement with Saul Caprio to act as a technical advisor and a consultant. In consideration for the services to be provided by the Consultant, the Consultant shall be paid by the Company five hundred thousand (500,000) shares of common stock of the Company, which are “restricted shares”, and, accordingly, have not been registered under the Securities Act. The term of the Agreement is for a period of twelve months, and is automatically renewable for additional six (6) month periods unless terminated by either party in writing upon ten (10) days prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of  Operations.

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

Results of Operations for the three months ended September 30, 2011 and 2010

For the three month period ended September 30, 2011, we did not receive any revenue. Selling, general and administrative expenses were $1,159,462 and consisted of primarily of accounting fees of $4,500, legal fees of $23,475, rent expenses of $5,181, wage expenses of $24,833, non-cash stock based compensation expense of $915,560 (Note 7), consulting fees of $40,000 in cash and $98,400 in a non-cash stock based compensation award for services per technology development agreement (Note 7), $12,500 for the hiring of an outside consultant to facilitate new business ventures, consulting fees of $10,000 for the hiring of outside consultant, shareholder relations expense of $4,500 for the hiring of an outside consultant, stock , media relations expenses of $1,195 and other miscellaneous expenses of $19,318.

For the three months ended September 30, 2010, we did not receive any revenue.  Selling, general and administrative expenses were $58,149 and consisted of primarily of accounting fees of $1,370, rent expenses of $2,667, wage expenses of $26,230, consulting fees of $22,500 for the hiring of an outside consultant to facilitate new business ventures and other miscellaneous expenses of $5,382.

Interest expense for the three months ended September 30, 2011 was $8,500 an increase of $4,371 from interest expense of $4,129 for the three month period ended September 30, 2010. The increase was due to the interest on the notes payable.

For the three month period ended September 30, 2011, we had a net loss of ($1,168,056) an increase of $1,230,679 from net loss for the three month period ended September 30, 2010 of ($62,623) due to the factors above.

Results of Operations for the nine months ended September 30, 2011 and 2010

For the nine month period ended September 30, 2011, the registrant received $157,200 in revenue. Cost of goods sold was $162,140.  Gross profit was ($4,940).

For the nine month period ended September 30, 2011, selling, general and administrative expenses were $1,429,101 and consisted of primarily of accounting fees of $14,058, legal fees of $49,690, rent expenses of $20,324, wage expenses of $72,480, non-cash stock based compensation expense of $915,560 (Note 7), consulting fees of $40,000 in cash and $98,400 in a non-cash stock based compensation award for services per technology development agreement (Note 7), consulting fees of $80,000 for the hiring of an outside consultant to facilitate new business ventures, consulting fees of $20,000 for the hiring of outside consultant, shareholder relations expense of $22,500 for the hiring of an outside consultant, stock transfer fee of $7,600, media relations expenses of $21,245, promotion and advertising expenses of $17,535 and other miscellaneous expenses of $49,709.

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

Interest expense for the nine months ended September 30, 2011 was $25,264 an increase of $15,655 from interest expense of $9,609 for the nine month period ended September 30, 2010. The increase was due to the interest on the notes payable.

For the nine month period ended September 30, 2011, we had a net loss of ($1,459,587) an increase of $1,364,346 from net loss for the nine month period ended September 30, 2010 of ($95,241) due to the factors above.

Liquidity and Capital Resources

As at September 30, 2011, we had cash and cash equivalents of $13,104.

For the nine month period ended September 30, 2011, the registrant paid $51,493 for construction in progress. As a result, the Company had net cash used in investing activities of $51,493.

Comparatively, the registrant for the nine month period ended September 30, 2010 paid a deposit of $13,209 on an investment agreement with Ex Orient Lux AG.

For the nine month period ended September 30, 2011, the registrant received proceeds from notes payable of $244,500 and had an increase in accrued interest of $25,264. Additionally, the Company received proceeds of $100,000 from the sale of common stock. The registrant repaid $77,500 to three note holders. As a result, the registrant had net cash provided by financing activities of $292,264 for the nine month period ended September 30, 2011.

Comparatively, the registrant for the nine month period ended September 30, 2010, received proceeds from notes payable of $67,500 and had an increase in accrued interest of $9,609. Additionally, for the nine months ended September 30, 2010, the Company received a credit for costs incurred to file registration statement of $1,000 and received proceeds of $103,125 from the sale of common stock. As a result, the Company had net cash provided by financing activities of $181,234 for the nine months ended September 30, 2010.

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

Costs: Annual contract budget for first 2 year of approximately $240,000.00* per year, success bonuses based on ATMs deployed/accounts under management as well as stock incentives. Annual budget/payments targeted to increase slightly thereafter but are also cancelable without financial penalty if business model or value of intellectual property proves undesirable.

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

Going Concern

The registrant has incurred net losses for the Nine month period ended September 30, 2011 of $1,459,587.  Because of these losses, the registrant will require additional working capital to develop its business operations.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2011.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The registrant uses the fair value recognition provision of ASC 718, “Compensation-Stock Compensation,” which requires the registrant to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The registrant uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The registrant also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company awarded Michael W. McCauley, a related party one million common shares at $.10 per common share as compensation for an aggregate value of $100,000.

During the three months ended September 30, 2011, the Company awarded Alfred Cortellini, a related party two million common shares at $.10 per common share for an aggregate value of $200,000.

During the three months ended September 30, 2011, the Company awarded Mark Connell, a related party six million common shares at $.10 per common share for an aggregate value of $600,000.

During the three months ended September 30, 2011, the Company issued 100,000 common shares in exchange for services rendered to Michael P Schumacher, a consultant at $0.10 per common share, for an aggregate value of $10,000.

During the three months ended September 30, 2011, the Company issued 100,000 common shares to Samuel D. Shapiro, an employee in exchange for services rendered at $0.09 per share, for a total of $9,000.

During the three months ended September 30, 2011, the registrant sold 250,000 restricted common shares in a private placement at $.10 per common share for a total of $25,000 to Dan and Karen Young, unaffiliated sophisticated investors. The registrant granted the investors piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

During the three months ended September 30, 2011, the registrant sold 500,000 restricted common shares in a private placement at $.10 per common share for a total of $50,000 to Mark Kaiser, an unaffiliated sophisticated investor. The registrant granted the investors piggyback registration rights whereby the registrant will include the investor's common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor's common shares.

All of the above common share issuances were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

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

PMX COMMUNITIES, INC.

/s/ Mark Connell

Mark Connell

Chief Executive Officer

Dated: November 18, 2011

/s/Michael C. Hiler

Michael C. Hiler

Chief Financial Officer

Dated: November 18, 2011