Form 10-K
period 2011-12-31
PMX Communities, Inc.
filed 2012-04-16
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-161699

PMX COMMUNITIES, INC.AND SUBSIDIARY

(Exact name of Registrant as specified in its charter)

Nevada	80-0433114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2200 NW Corporate Blvd, Suite 220
Boca Raton, FL 33431	(561) 210-5349
(Address of Principal Executive Offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting registrant.

(Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell registrant (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $4,992,157.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 16, 2012 was 69,931,053 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX Communities, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2011

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

Item 1: Business

General

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

During the period from December 17, 2010 through March 23, 2011, the registrant test marketed and operated the first gold bullion vending machine at the Town Center at Boca Raton, a retail shopping mall located in South Florida.  As of March 23, 2011 the registrant consummated a total of 699 gold transactions yielding gross sales of $266,256 through the Gold Vending Machine. Approximately 32% of the total sales were in the larger investment class denominations (10 grams to 1 ounce).

Although our tests were limited to one physical location, management is satisfied with the results of the test marketing program given the fact that the machine was operational in a cash only mode, together with a number of other significant technology and operational challenges that were faced. We have acquired full ownership of intellectual property including two U.S. Provisional Patent Applications and the third and final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and are awaiting completion of a proprietary machine to re-commence automated gold bullion sales.

Nationwide Expansion Plans: The PMX Gold ATM Terminal and the PMX Gold Bullion Account

The registrant intends to capitalize on the potential emergence of gold as a parallel currency and offer customers the ability to conduct gold bullion based transactions via a network of PMX Gold ATM Terminals and the Internet.

Customers would have the option of engaging in three distinct types of transactions through the PMX Gold ATM terminals:

1)  Using the PMX Gold ATM Terminal for regular ATM transactions with their current financial institution.  The unit is being designed to be manufactured for the registrant by an ATM manufacturer with full banking software so that it will offer traditional ATM banking transactions for banking customers, thus allowing for quick introduction to US consumers and ancillary revenues from contemporary ATM banking transactions.

2)  Purchasing gold bullion items in a stand-alone vending transaction using their own banking debit card so as to eliminate the cash requirement of the previously tested German manufactured vending machine.

3)  Accessing the terminal to perform a PMX Gold Bullion Account transaction. The registrant’s plan calls for an initial account to be set up online or through a financial institution that is an agent of our managed gold account. The PMX Gold Bullion Account the registrant is developing would offer the following features to the customer:

 - the ability to conduct purchases and sales of gold bullion and other precious metals based products and take physical delivery as desired from the PMX Gold ATM terminals

 - the ability to receive and deposit gold bullion and other precious metals based products through the PMX Gold ATM terminals

 - a fully functioning PMX Gold Debit card which affords users access to the equity in their account and the ability to access cash from their accounts for every-day transactions, with the option to pay the card balance off at the end of the billing cycle or have some of his funds liquidated to cover purchases

 - the ability to conduct hedging transactions using exchange contracts and other financial instruments as well as have the ability to conduct leveraged trades on margin (subject to state and federal regulation laws and regulation).

 - The ability to issue secure transfer cards whereby people they wish to pay could obtain gold bullion and other precious metals based products from the PMX GOLD ATM terminals which would be debited from their account (subject to state and federal regulation laws and regulation).

Metals that are deposited at the PMX GOLD ATM TERMINALS would be credited subject to initial and final verification; the client would have option of trading against any deposit subject to having equity in his account to cover market risk or losses in the case of a “bad deposit” (like a bad check).

The registrant is currently actively pursuing the implementation of this nationwide expansion plan.  In addition, the registrant is actively seeking gold properties and claims for development, including mineral lease-purchase option transactions and reviewing several precious metals mining properties for development through a wide range of possible scenarios.  We will consider a wide range of worldwide project opportunities, and we do not have fixed criteria for the consideration of such projects.

Assignment and Lease assumption

Mineral Lease-Purchase Option Transactions, Gold Mining Exploration and Development: The Treasure Gulch and AU Speculator Lease Transaction

On February 14, 2009 the registrant entered into a Lease/Purchase Option Agreement with Western Sierra Mining Corporation, for which the registrant paid to Western Sierra Mining Corporation a deposit of twenty-five thousand ($25,000) dollars.

As the registrant was in its formative stages and in the process of filing a registration statement, former management elected to divest itself of the Lease/Purchase Option and reduce certain debts of the registrant. On June 28, 2009 PMX entered into an assignment and lease assumption with AU Spectators, LLC. The assignment and assumption was effective and operative as of June 30, 2009. The registrant reduced its indebtedness by $25,000 and recognized five thousand ($5,000) in income on this transaction.

The registrant is actively seeking additional Mineral Lease-Purchase Option transactions for speculation and reviewing several precious metals mining properties for development.

Goldex Capital Resources $1,000,000 Financing Agreement

On August 18, 2010, the registrant entered into a Financing Agreement whereby Goldex Capital Resources was issued a right of first refusal to invest in $1,000,000 in project(s) which may be undertaken and funded in special purpose entities to be organized by the registrant. Goldex Capital Resources will not receive any debt or equity in the registrant in exchange for the financing, but has agreed to provide financing to the registrant and/or the special purpose entities to fund the project(s) on a case-by-case basis in exchange for a participation interest in each project. The acceptance of each project shall be made by Goldex Capital on a case-by-case basis.

On October 5, 2010 Goldex Capital Resources exercised its first option for project participation pursuant to the below referenced financing agreement with Goldex Capital Resources by agreeing to contribute an initial $60,000.00 to PMX Gold ATM, a to-be-formed Florida limited liability registrant, for project development and on October 11, 2010 the registrant formed the first SPE subsidiary "PMX Gold ATM" (ATM) and assigned its rights in the EOL/Gold-to go contract to ATM. However, subsequent to this agreement, on November 15, 2010 both parties mutually agreed to rescind the agreement, and the rights in the EOL/Gold-to go contract reverted back to the registrant.

Goldex Capital remains interested in potentially pursuing projects per terms of the original agreement with the registrant, and the registrant is currently evaluating several mining proposals for possible joint venture participation with Goldex Capital Resources.

Government Regulation

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

Competition

We compete with many other sellers of precious metals products and entities that offer precious metals based financial products. As we expand the scope of our product offering, we will compete directly with a greater number of precious metals sales and investment companies including:

 - coin shops and other fixed retail locations that offer access to the general public for purchase of gold bullion products from fixed locations through face-to-face sales.

 - Internet based businesses that offer coin and bullion products for purchase electronically over the internet.

 - financial institutions that offer access to gold and precious metals,  gold and precious metals based securities and other leveraged products to investors.

 - vertical markets where competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors.

Some of these competitors have established customer bases and market recognition.  These competitors maintain billing relationships with more customers and have access to established distribution networks.  We have not yet generated significant revenue nor established a significant client and customer base from our limited operations  compared to some of these competitors.

If these or other competitors seize our product ideas and business model and produced competing versions of our PMX Gold Bullion Financial Management Account with similar product matrixes, our ability to generate revenue would be negatively affected.  Additionally, these new competitors could be better capitalized and capture a larger market share of our intended market.

Insurance

During the test marketing of the gold vending machine in 2011, the registrant maintained an insurance policy that provided for insurance on the gold inventory, premises, certain aspects of their business operations as well as general liability of the registrant, subject to certain limitations and exclusions. While the registrant does not presently maintain this policy they intend to renew it once they initiate deployment of their Gold Terminals.

Employees

We currently have two full-time employees and employ part-time employees on an as needed basis.  We also have various consultants, lawyers and others that work for us on different aspects of our operations.  As operations increase and revenues allow, we will have to employ an additional undetermined number of employees, consultants and contracted professionals to assist with the development of the registrant’s business plan.

Consulting Agreements

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

The consulting agreement terminated on December 31, 2011. The consultant was issued 5,000,000 common shares for services rendered and to be rendered to the registrant. Additionally, the consultant received $60,000.

Tritos, Inc.

On December 8, 2010, the Registrant entered into a consulting agreement with Tritos, Inc. to provide management consulting services, business advisory services, shareholder information services and public relations services.

The Registrant paid $15,000 for the services of Tritos, Inc. for a term commencing December 15, 2010 through January 14, 2011.

TransMedia Group

On December 6, 2010, the PMX Communities entered into a consulting agreement with Madden Company, Inc. dba TransMedia Group to provide public relations, promotional and/or marketing services.

The agreement was terminated in March of 2011.  To date, the consultant has been paid $9,000.00 and issued 100,000 common shares.  A balance of approximately $1,500 is currently owed TransMedia.

Michael P. Schumacher

On June 20, 2011, PMX Communities entered into a consulting agreement with Michael P. Schumacher to provide corporate consulting services, business advisory services, and shareholder information services.

The Registrant paid 100,000 common shares to Michael Schumacher for a term commencing June 20, 2011 through December 20, 2011.

Gold Deposit Technologies, Inc.

On August 5, 2011, the registrant entered into an agreement with Gold Deposit Technologies, Inc. (GDT) to assist in the development and implementation of the registrant's proprietary PMX Gold ATM Terminal and associated gold bullion based business plan.

The agreement allowed for annual stock awards and monthly cash payments to GDT in exchange for exclusive worldwide licensing rights to be awarded to the registrant for any technology and intellectual property developed between the parties as it relates to the precious metals industry, subject to certain financial and performance milestones to be accomplished by PMXO.

On March 15, 2012 the parties amended their agreement to allow for the assignment to and sole ownership by the registrant of all intellectual property rights developed to date, including but not limited to two earlier U.S. Provisional Patent Applications and a third patent filing (International Business Method Patent Application Number

PCT/US2012/020486 'Unattended Precious Metal Distribution System, Methods and Apparatus'). The parties recognized total payment to date of 3,000,000 shares of PMXO stock and approximately $27,000.00 in cash by the registrant to GDT as full and final payment due for the intellectual property.

Saul Caprio

On October 5, 2011 the Company entered into a Consulting agreement with Saul Caprio to act as a technical advisor and a consultant.

The Registrant paid 500,000 common shares to Saul Caprio for a term commencing June 20, 2011 through December 20, 2011. Additionally, the agreement called for payment of $100.00 per hour for consulting services with a monthly minimum of $1,000.00 per month.

Item 1A.  Risk Factors

Not applicable to a smaller reporting registrant.

Item 2 Properties

The registrant signed a lease agreement with West Boca Executive Suites on September 20, 2010. The office space located at 7777 West Glades Road, Suite 100, Boca Raton, FL 33434, at a cost of $1,000 per month. The lease agreement terminated December 20, 2011.

The registrant also signed a lease agreement with Town Center at Boca Raton on November 11, 2010. The space is located at 6000 Glades Road, Boca Raton, FL 33431 at a cost of 2,120 per month. The lease agreement was for a term of three and a half months.

The registrant signed a lease agreement with Reflections of Boca, LLC on February 22, 2012 for a period of three years for a total cost of at a cost of $67,431.84. The office space is located at 2200 NW Corporate Boulevard, Suite 220, Boca Raton, FL

Item 3. Legal Proceedings

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

PMX Communities’ common stock began trading on the OTC Bulletin Board under the symbol "PMXO.OB" on December 15, 2010.  It is also dually quoted on the OTC Pink Sheets where it is qualified for trading on the OTCQB, the middle tier of the OTC market.   PMX Communities as a fully reporting company current in its filing requirements with the SEC.  The following table sets forth the reported trading data for the PMX Communities common stock for the following periods.   These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2011
January 1, 2011 - March 31, 2011	$0.25	$0.16
April 1, 2011 - June 30, 2011	$0.25	$0.15
July 1, 2011 - September 30, 2011	$0.22	$0.05
October 1, 2011 - December 31, 2011	$0.21	$0.11

2010
January 1, 2010 - March 31, 2010	$ -	$ -
April 1, 2010 - June 30, 2010	$ -	$ -
July 1, 2010 - September 30, 2010	$ -	$ -
October 1, 2010 - December 31, 2010	$0.62	$0.20

As of December 31, 2011, there were approximately 56 shareholders of record of the registrant's common stock. Among those 56 holders of record is CEDE and Company that held 8,171,000 shares of stock for benefit of shareholders held in street name by brokerage firms.

Dividends and Dividend Policy

Holders of the registrant’s common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.  Instead, we will retain any earnings for use in our business.  This policy will be reviewed by our board of directors from time to time in light of, among other things, our earnings and financial position.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 29, 2011, PMX Communities approved the 2011 Stock Awards Plan that authorizes the issuance of 6,000,000 common shares.  The 2011 Stock Awards Plan Awards may be granted only to persons who, at the time of grant, are employees, consultants, members of the board or persons affiliated with PMX Communities or any of its affiliates.  An award may be granted on more than one occasion to the same person, and, subject to the limitations set forth in the Plan, such award may include an incentive stock option or a nonqualified stock option, a stock appreciation right, a restricted stock award, a phantom stock award or any combination thereof.   To date, 4,500,000 common shares have been issued under the Plan.

The Plan shall be effective upon its adoption by the board, provided that the Plan has been or is approved by the stockholders of PMX Communities within twelve months of its adoption by the board.  No further awards may be granted under the Plan on or after the date which is ten years following the effective date.  The Plan shall remain in effect until all awards granted under the Plan have been satisfied or expired.

Sales of unregistered securities

On June 20, 2011 the Registrant sold 250,000 of restricted common shares to Derrick Dennis, a sophisticated investor at $.10 per common share for a total of $25,000.00. The Registrant granted the investor registration rights whereby PMX Communities will include the investor's common shares in any public offering the Registrant conducts subject to Underwriter Approval, if any. The Registrant will bear all costs of the registration of investor's common shares.

On August 8, 2011, there was a change in control of the Registrant as Michael C. Hiler sold his 33,000,000 common shares to Dickinson Capital, LLC, an entity controlled by Mark B. Goldstein for $.00176 per common share.

On August 19, 2011 the Registrant sold 250,000 restricted common shares to Dan Young and Karen Young, unaffiliated sophisticated investors, at $.10 per common share for a total of $25,000.00. The Registrant granted the investor piggyback registration rights whereby the Registrant will include the investor’s common shares in any public offering the Registrant conducts. The Registrant will bear all costs of the registration of investor’s common shares.  As of the date of this memorandum the shares have not yet been issued and are not included in any share summaries or calculations within this document.

On September 16, 2011 the Registrant sold 500,000 restricted common shares to Mark Kaiser, an unaffiliated sophisticated investor, at $.10 per common share for a total of $50,000.00 and also granted him the right to purchase up to an additional 500,000 shares at $.10 per share through October 14, 2011. The Registrant granted the investor piggyback registration rights whereby the Registrant will include the investor’s common shares in any public offering the Registrant conducts. The Registrant will bear all costs of the registration of investor’s common shares.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

Use of proceeds from initial public offering

Not Applicable

Item 6.  Selected Financial Data.

Not Applicable to smaller reporting companies.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant is in the process of developing the corporate infrastructure, technology and relationships for the operation of the exclusive PMX Gold Bullion Account and the associated network of unmanned terminals combining a gold dispensing/deposit and account management functions and conventional ATM technology (PMX Gold ATM terminals.)

The registrant has acquired full ownership of intellectual property including two U.S. Provisional Patent Applications and the third and final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and is awaiting completion of a proprietary machine to recommence automated gold bullion sales.

The registrant’s business is subject to numerous risk factors, including the following:

1. Our business operations are currently focused on the demand for essentially one commodity, gold. Specifically, we are addressing the markets of physical gold ownership by retail investors, as well as developing and offering an ancillary set of financial services that would complement the purchase and sale of gold and other precious metals by retail investors. Any decrease in demand for gold or gold investments could materially adversely affect our revenues, profitability and general business prospects.

2. Proposed expansion plans’ economic success depends upon extensive capital infusion, technology and infrastructure development and market acceptance. Management believes that the current business model of conducting stand alone retail sales of physical gold (whether online or via telephone, face-to-face at a manned retail location or through a financial institution, or via an unmanned portal such as the gold bullion vending machine that we test marketed) is extremely limited and one dimensional. For the most part prices are non-standardized, quality is often not certified and there is no sense of client account affiliation between the customer and the entity that either buys gold from or sells gold to the client or customer. The resale ability is rarely offered and there is no integration of the holdings/transactions into a system that would allow for the equity to be utilized for the benefit of the customer or other account management features.

While we still intend to engage in simple retail sales and purchases to and from individuals in single, one-time transactions, our expansion plans are based on developing and offering a managed gold account and related products to retail customers and investors. We intend to capitalize on the potential emergence of gold as a parallel currency and offer our clients the ability to conduct Gold Bullion based transactions through this account via the envisioned PMX Gold ATM terminals.

The success of our business model lies in accessing the required capital to develop this gold based ATM network, developing the technology and infrastructure controls and framework necessary to operate the network and cultivating a client base that is receptive to the managed gold account scenario. There is no guarantee that the capital will be available to the registrant on acceptable terms which would allow for the economic success of the model, that the technology and infrastructure can be successfully developed or that the marketplace will accept our products and services.

3. The supply and price of gold bullion is subject to volatility and is influenced by numerous factors that are beyond our control; there is no guarantee as to effectiveness of our hedging practices to preserve profits or prevent losses.  We intend to use gold futures and options contracts for the purpose of hedging the effects of changing gold prices on our inventory.

Although the use of hedging may enable us to mitigate the effect of changing prices, no strategy is entirely effective to eliminate the pricing risks and we may remain exposed to losses when prices move significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. Our hedging strategy and the hedges that we enter into may not adequately offset the risks of gold volatility and our hedges may result in losses. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. In this case, our cost of sales may increase, resulting in a decrease in profitability.

4. Reliance on third party shippers, gold bullion suppliers.  Since we rely heavily on common carriers to ship our gold, any disruption in their services or increase in shipping costs could adversely affect our relationship with our customers, which could result in reduced revenues, increased operating expenses, a loss of customers or reduced profitability. Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

We depend on our relationships with gold brokers and wholesalers for the supply of our primary product, high quality, certified Credit Suisse and Pamp Suisse gold products.   If any of our relationships with these sources deteriorate, we may be unable to procure a sufficient quantity of these high-quality gold at prices acceptable to us or at all.   In such case, we may not be able to fulfill the demand of our existing customers, supply new customers or expand other channels of distribution

5. Changes in the foreign exchange rate could negatively affect our profitability. We face foreign exchange rate exposure as we intend to allow for our products to be bought and sold in multiple currencies. To the extent that we are unable to unsuccessfully hedge any exposure that we face in these transactions we could suffer financial losses.

Results of Operations for the twelve months ended December 31, 2011 and 2010

For the year ended December 31, 2011, the registrant reported revenues of $167,200.  The cost of sales was $163,120, resulting in a gross profit of $4,080.  We had depreciation costs of $17,080.  We also had $1,677,057 in selling, general and administrative expenses.  We had other income of $10,000, and a gain on retirement of note of $26,935.  We had an interest expense of $33,777, resulting in a net loss of $1,686,899 for the year ended December 31, 2011.

Further, we had the following adjustments to reconcile net loss to net cash provided by and used in operating activities.  We received $1,154,960 from the issuance of common stock for services.  We paid $371,355 for the conversion/ retirement of notes payable.  We received $229,529 from the conversion into stock, and $89,956 for the conversion into warrants.  We received $17,080 for depreciation, and $72,716 for the accretion of derivative conversion liability.  Regarding changes in assets and liabilities, we had restricted cash of $40,372.  We had inventory of $96,737, and a deposit of $2,000.  We had prepaid expenses of $15,170 and paid a prepaid deposit of $83,603.  We used $40,471 for accounts payable and received $677 for accrued expenses.  We had an increase in accrued interest of $33,776, and used $54,620 for derivative liability.  As a result, we had net cash used in operating activities of $483,974 for the year ended December 31, 2011.

Comparatively, for the year ended December 31, 2010, we received revenues of $109,056.  The cost of sales was $106,916, resulting in a gross profit of $2,140.  We had amortization costs of $1,000, depreciation costs of $378, and received a loss on impairment of $1,583.  We had selling, general and administrative expenses of $272,354.  We had an interest expense of $16,741.  For the year ended December 31, 2010, we had a net loss of $289,916.

Further, we had the following adjustments to reconcile net loss to net cash provided by and used in operating activities.  We received $3,000 for the issuance of common stock for services.  We received $378 for depreciation, and $1,000 for amortization.  We also received $1,583 for the impairment of investment, and $37,263 for the accretion of derivative conversion liability.  Regarding changes in assets and liabilities, we used $40,372 in restricted cash and used $92,922 for inventory.  We used $2,339 for a deposit, and used $23,083 for prepaid expenses.  We also used $83,603 for prepaid deposit.  We received $75,229 from accounts payable and $17,261 for accrued expenses.  We also had an increase in accrued interest of $16,740.  As a result, we had net cash used in operating activities of $379,781 for the year ended December 31, 2010.

Liquidity and Capital Resources

For the year ended December 31, 2011, the registrant had cash and cash equivalents of $3,809.  We had inventory of $3,184, prepaid expenses of $913, and security deposits of $939.  For the year ended December 31, 2011, we had total current assets of $8,845.

For the year ended December 31, 2010, the registrant had cash and cash equivalents of $47,181.  We had inventory of $92,922, and prepaid expenses of 23,083.  We also had a prepaid deposit of 83,603 and security deposits of $2,939.  For the year ended December 31, 2010, we had total current assets of $249,728.

For the year ended December 31, 2011, we received $83,603 for the purchase of property and equipment, resulting in net cash provided by investing activities of $83,603.  Comparatively, for the year ended December 31, 2010, we received $2,000 for the purchase of license, resulting in net cash provided by investing activities of $2,000 for the year ended December 31, 2010.

For the year ended December 31, 2011, we received $244,500 for the proceeds from notes payable.  We spent $77,500 for the repayment of notes payable.  We received $36,994 for warrants issued for cash and $7,500 from a loan from a related party.  We received $2,500 from a loan from a shareholder, and $143,005 from common stock issued for cash, net of costs.  As a result, we had net cash provided by financing activities of $356,999 for the year ended December 31, 2011.

For the year ended December 31, 2010, we received $217,500 from proceeds from notes payable.  We also received $207,250 from common stock issued for cash, net of costs.  As a result, we had net cash provided by financing activities of $424,750 for the year ended December 31, 2010.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties.  We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  We are attempting to increase the sales to raise much needed cash for the fulfillment of the registrant’s business plan. It is our intent to secure a market share in the retail gold and related financial services market which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time our PMX Gold Bullion Account becomes active and the PMX Gold ATM terminals are developed and put into use and positive cash flow product is generated.

Our capital strategy is to increase our near and mid term cash balance through financing transactions, including the issuance of debt and/or equity securities. Once our PMX Gold ATM terminal prototypes have been developed and put into the field we intend to work with our accountants and SEC counsel and develop a Pro-Forma financial model based on their results and pursue traditional Wall Street financing.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2011.

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

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements And Supplementary Data

PMX Communities, Inc.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PMX Communities, Inc

We have audited the accompanying consolidated balance sheets of PMX Communities, Inc. and subsidiary as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. PMX Communities Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the Company has incurred significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

April 16, 2012

PMX Communities, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,809	$47,181
Inventory	3,184	92,922
Prepaid expenses	913	23,083
Prepaid deposit	-	83,603
Security deposits	939	2,939
Total current assets	8,845	249,728

Fixed assets
Property and equipment , net	67,992	1,469

Other assets
Restricted cash	-	40,372
Total other assets	-	40,372
Total assets	$76,837	$291,569

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$40,717	$81,189
Accrued expenses	22,897	22,221
Related Party - short-term loan	7,500	-
Due to shareholder	2,500	-
Derivative conversion liability	94,979	149,599
Notes payable - short-term	138,828	44,465
Total current liabilities	307,421	297,474
Notes Payable - long-term	12,861	205,086
Total Liabilities	320,282	502,560

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 69,931,053 shares issued
and outstanding	6,993	5,915
Additional paid-in capital	1,842,337	188,970
Accumulated deficit	(2,092,775)	(405,876)
Total stockholders' deficit	(243,445)	(210,991)
Total liabilities and stockholders' deficit	$76,837	$291,569

See accompanying notes to audited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Operations

For the Years Ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010

Net sales	$167,200	$109,056
Cost of sales	163,120	106,916
Gross profit	4,080	2,140

Costs and expenses:
Amortization	-	1,000
Depreciation	17,080	378
Loss on impairment	-	1,583
Selling, general and administrative expenses	1,677,057	272,354
	1,694,137	275,315
Loss from operations	(1,690,057)	(273,175)

Other income	10,000	-
Gain on retirement of note	26,935	-
Interest expense	(33,777)	(16,741)
Loss before income taxes	(1,686,899)	(289,916)
Income taxes	-	-
Net loss	$(1,686,899)	$(289,916)

Basic net loss per share	$(0.03)	$(0.01)

Weighted average shares outstanding
Basic	64,081,899	54,989,726

See accompanying notes to audited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Stockholders’ (Deficit)

For the Years ended December 31, 2011 and 2010

			Additional Paid in Capital		Total Stockholders' Deficit
	Common Stock
				Accumulated
	Shares	Par Value		Deficit
Balance December 31, 2009	53,600,000	5,360	(20,725)	(115,960)	(131,325)
Refund costs incurred to file registration statement	-	-	1,000	-	1,000
Common stock issued for cash (August 2010)	2,750,000	275	102,850	-	103,125
Common stock issued for cash (November 2010)	2,750,000	275	102,850	-	103,125
Common stock issued for services - (December 2010)	50,000	5	2,995		3,000
Net loss - December 31, 2010	-	-	-	(289,916)	(289,916)
Balance December 31, 2010	59,150,000	$5,915	$188,970	$(405,876)	$(210,991)

Common stock issued for services (January 2011)	50,000	5	10,995		11,000
Common stock issued for cash (June 2011)	250,000	25	24,975		25,000
Common stock issued from note conversion (June 2011)	1,300,000	130	124,870		125,000
Common stock issued for cash (August 2011)	250,000	25	24,975		25,000
Common stock issued for services (September 2011)	12,400,000	1,240	1,022,720		1,023,960
Common stock issued for cash (September 2011)	500,000	50	49,950		50,000
Common stock issued for services (October 2011)	600,000	60	119,940		120,000
Common stock issued for cash (October 2011)	800,000	80	34,328		34,408
Warrant "A" issued for cash (October 2011)			14,396		14,396
Warrant "B" issued for cash (October 2011)			15,196		15,196
Common stock issued for cash (November 2011)	200,000	20	8,578		8,598
Warrant "A" issued for cash (November 2011)			3,601		3,601
Warrant "B" issued for cash (November 2011)			3,801		3,801

(Continued on next page)

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Stockholders’ (Deficit)

For the Years ended December 31, 2011 and 2010

Common stock issued from note conversion (December 2011)	2,431,053	243	104,286		104,529
Warrant "A" issued from note conversion (December 2011)			43,762		43,762
Warrant "B" issued from note conversion (December 2011)			46,194		46,194
Common stock canceled, issued previously for services (December 2011)	(8,000,000)	(800)	800		-
Net loss - December 31, 2011				(1,686,899)	(1,686,899)
Balance December 31, 2011	69,931,053	$6,993	$1,842,337	$(2,092,775)	$(243,445)

See accompanying notes to audited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Cash Flows

Years Ended December 31, 2011 and 2010

	Years ended
	December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(1,686,899)	$(289,916)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Issuance of common stock for services	1,154,960	3,000
Conversion/retirement of notes payable	(371,355)	-
Conversion into stock	229,529
Conversion into warrants	89,956
Depreciation	17,080	378
Amortization	-	1,000
Impairment of investment	-	1,583
Accretion of derivative conversion liability	72,716	37,263

Change in assets and liabilities
Restricted cash	40,372	(40,372)
Inventory	96,737	(92,922)
Deposit	2,000	(2,339)
Prepaid expenses	15,170	(23,083)
Prepaid deposit	(83,603)	(83,603)
Accounts Payable	(40,471)	75,229
Accrued expenses	678	17,261
Increase in accrued interest	33,776	16,740
Derivative Liability	(54,620)	-
Net cash used in operating activities	(483,974)	(379,781)

Cash flows from investing activities
Purchase of property and equipment	83,603	-
Purchase of license	-	2,000
Net cash provided by (used in) operating activities	83,603	2,000

(Continued on next page)

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Cash Flows

Years Ended December 31, 2011 and 2010

(Continued from previous page)

Cash flows from financing activities
Proceeds from notes payable	244,500	217,500
Repayment of notes payable	(77,500)	-

Warrants issued for cash	36,994	-
Loan from Related Party	7,500	-
Loan from Shareholder	2,500	-
Common stock issued for cash, net of costs	143,005	207,250
Net cash provided by financing activities	356,999	424,750

Net (decrease)increase in cash and cash equivalents	(43,372)	46,969
Cash and cash equivalents, beginning of fiscal year	47,181	212
Cash and cash equivalents, end of period	$3,809	$47,181

Supplementary information:
Cash paid for :
Interest	$-	$-
Income taxes	-	$-
Common stock issued for services	1,154,960	$3,000
Stock converted from notes	229,529	$-
Warrants converted from notes	$89,956	$-

See accompanying notes to audited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS

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

PMX, (through its wholly owned subsidiary PMX Gold, LLC) focuses on the development of leveraged opportunities within the Retail Gold Sales and Gold Mining Industries. The Company operates from its office at 2200 NW Corporate Boulevard, Suite 220, Boca Raton, FL 33431.

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

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2011 financial statements, since the Company has experienced losses from operations in 2011 and 2010. (Note 15)

Cash and Cash equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash

For 2010, the Company has presented cash on hand associated with funding received from an investor as restricted cash since the cash had to be maintained in a separate bank account and used only for specified projects (Note 8). This restricted balance is presented as a non-current asset on our 2010 balance sheet.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of PMX Communities, Inc. and its wholly-owned subsidiary PMX Gold, LLC.  All significant inter-company transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

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

Common Stock, Common Stock Options and Warrants

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority  would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The tax years ended December 31, 2011, 10, 9 and 8, respectively, are subject to federal and state tax examination.

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - INVENTORY

The Company maintains a deposit account which is used to purchase precious metal inventory.

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Finished Goods	$3,184	$92,922
	$3,184	$92,922

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment are as:

	December 31, 2011	December 31, 2010
Gold Machine	$ 83,602	$ -
Office Equipment	1,600	1,600
Office Furniture and Fixtures	405	405
Less: Accumulated Depreciation	(17,616)	(536)
Property and Equipment, net	$ 67,991	$1,469

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

Depreciation for the years ended December 31, 2011 and 2010 was $17,080 and $378, respectively.

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

In 2011, the Company took possession of the machine and put it in use.  The Prepaid Deposit was reclassified to PROPERTY and EQUIPMENT for the year ended December 31, 2011 (See NOTE 4).

	December 31, 2011	December 31, 2010
Prepaid deposit	$ -	$83,603
	$ -	$ -

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 6 - RESTRICTED CASH

The Company had restricted cash of $0 and $40,372 at December 31, 2011 and 2010 respectively, which represents funds that were restricted for use that were not available for use in the Company's normal operations."  On November 12, 2010, The Company entered into a promissory note with one investor for the principal sum of one hundred twenty five thousand dollars ($125,000). The funds represented by this note were to be maintained in a segregated account by the Company and could only be used for the purchase of Gold Bullion Products for the Company's Gold-to-go vending machine. When any Gold products were sold the funds were to be re-deposited into said account for further inventory purchases (less any gross profits which will be credited to the Company's general operating account). The Company intended to use offsetting margins to protect against market losses, but in the event of any market losses or shortfall the Company would be responsible to reimburse the note holder for any losses. In the event the Gold Vending Sales Program was terminated then the funds were to be repaid to the note holder when any remaining gold bullion products would be sold to wholesalers.

In 2011, some of the restricted cash was diminished from market losses during the testing of the gold machine due to the machine mispricing the inventory. $60,000 of the original principal was repaid to the lender.

NOTE 7 - ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Accrued professional fees	$14,057	$17,645
Payroll taxes payable	218	-
Sales Tax Payable	8,621	4,576
	$22,896	$22,221

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 8 - NOTES PAYABLE

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 8 - NOTES PAYABLE (continued)

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 8 - NOTES PAYABLE (continued)

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

During the year ended December 31, 2010, The Company entered into a promissory note with one investor for the sum of one hundred twenty five thousand dollars ($125,000). The entire amount with ten percent (10%) interest per annum is due two years (720 days) from date of issue.  In the event that the Company elects to prepay the Company will be obligated to pay a minimum of six months interest. The funds represented by this note are to be maintained in a segregated account by the Company and can only be used for the purchase of Gold Bullion Products for the Company's Gold-to-go vending machine test marketing program. When any Gold products are sold the funds will be re-deposited into said account for further inventory purchases (less any gross profits which will be credited to the Company's general operating account).  The Company intends to use offsetting margins to protect against market losses, but in the event of any market losses or shortfall the Company would be responsible to reimburse the note holder for any losses. In the event the Gold Vending Sales Program is terminated then the funds would be repaid to the note holder when any remaining gold bullion products would be sold to wholesalers. (Note 5)

At December 31, 2010 the Company had accrued interest on the notes of $24,387.

2011 Convertible Notes

During the year ended December 31, 2011, The Company entered into  Convertible Promissory Notes (“2011 Convertible Notes”) with 7 investors for the total sum of one hundred and eighty thousand dollars($180,000). The entire amount with ten percent (10%) interest per annum is due two years from date of issue paid in either Company stock or cash.  In the event that the noteholder elected to convert into stock, the stock would be valued at 20% of the previous 30 trading days’ average closing bid price.  However, the conversion rate would never be less than $0.15 per share.

In 2011, 6 of these notes were converted to common stock at a negotiated rate of $0.08 per share and an equivalent number of “A” Warrants and “B” Warrants (see NOTE 9).

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 8 - NOTES PAYABLE (continued)

2011 Promissory Notes

During the year ended December 31, 2011, The Company entered into Promissory Notes (“2011 Promissory Notes”) with 7 investors for a total of $64,500.  The entire amount with ten percent (10%) interest per annum is 6 months (180 days) from date of issue.  The 2011 Promissory Notes contain a provision whereby the noteholder can apply the principal and interest due to any other securities offer made by the Company during the term of the note.  Two shareholders exercised this right and converted $36,546 of their 2011 Promissory Notes to common stock, “A” Warrants and “B” Warrants under the same terms as a contemporaneous equity private placement offered by the Company (see NOTE 9).

Retirement of Notes

During the year ended December 31, 2011 one 2011 Convertible Note with principal and accrued interest of $21,688 was retired for the amount of $10,000.  As of December 31, 2011 $7,500 was paid.  This transaction resulted in a gain to the company of $11,688 which is reflected in the 2011 Statement of Operations.  The remaining $2,500 was reflected as DUE TO SHAREHOLDER on the 2011 Balance Sheet.

The same investor retired a convertible note issued in 2009 for a total payment of $15,000.  This transaction resulted in a gain to the Company of $15,247 which is reflected in the 2011 Statement of Operations.  The funds to retire this note were borrowed from the majority shareholder, of which $7,500 was reimbursed as of December 31, 2011.  The remaining $7,500 is reflected on the 2011 balance sheet as DUE TO RELATED PARTY. (See Note 10)

Repayment of Notes

In 2011, the Company repaid $64,000 of principal on Promissory Notes issued in 2010 and $13,500 on Promissory Notes issued in 2011.

At December 31, 2011 the Company had accrued interest on the notes of $33,777.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 8 - NOTES PAYABLE (continued)

Total notes payable consists of the following:

Balance at December 31, 2009	$127,647
Principal contributed	217,500
Add: Accrued interest	16,740
Less effect of conversion	(112,336)

Balance at December 31, 2010	$249,551
Add: Principal contributed	244,500
Accrued interest	33,777
Effect of conversion	72,716
Less: Principal repaid	(77,500)
Accrued interest converted/ retired	(34,256)
Principal converted to equity	(292,100)
Principal retired	(45,000)

Balance at December 31, 2011	$151,688

Future maturities of notes payable are as follows:

Year ending December 31, 2011
2012	$138,827
2013	12,861
2014	-
2015	-
2016	-
Total	$151,688

At December 31, 2011, the Company had 3 notes outstanding that were indexed to the Company's common stock.  The beneficial conversion of that stock has resulted in a liability to the Company’s shareholders n the amount of $94,979.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 9 - EQUITY TRANSACTIONS

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

2011 Private Placement

In 2011, the Company executed a private placement that sold stock in $8,000 units whereby 1 unit represented 100,000 shares of common stock, 100,000 “A” Warrants and 100,000 “B” Warrants.  The “A” Warrants have a strike price of $0.20 per share and an expiration date of 1 year from the date of the close of the securities offering. The “B” Warrants have a strike price of $0.25 per share and a term of 2 years from the close of the securities offering.  As of this report date, the securities offer remains open.

In 2011, the Company placed a total of $80,000 worth of units under the private placement to 3 investors; and an additional $100,000 worth of units were placed with 3 investors under SEC Rule 4(2).

2011 Shares Issued for Services

In 2011, the Company issued 13,050,000 shares for services representing $1,054,960, which was reflected on the 2011 Statement of Operations.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 9 - EQUITY TRANSACTIONS (continued)

On December 29, 2011, the Company canceled 8,000,000 shares of stock issued earlier in the year for services in conjunction with the resignation of two executives previously compensated for their service and future services.

2011 Conversions

In 2011, the Company issued 3,731,053 shares of common stock and 2,431,053 “A” Warrants and 2,431,053 “B” Warrants from the exercise of the conversion feature of convertible notes.  This conversion retired $292,100 of note principal.

For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense of $1,054,960 and $3,000 respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2010, The Company entered into promissory notes with five investors who are also shareholders of the company for the principal sum of one-hundred sixty-five thousand dollars ($165,000)(Note 8).

On February 23, 2010, the Company entered into an agreement pursuant to which the Company issued stock options to purchase 1,000,000 common shares to Mr.

McCauley, a director at $.25 per common share.

In 2011, engaged in a transaction with various related parties and borrowed a total of $54,500 via the 2011 Promissory Notes and $180,000 via the 2011 Convertible Notes. (See Note 8).

Additionally, in 2011, the Company repaid $77,500 in principal on convertible notes to 3 related parties.

In 2011, the Company issued 8,000,000 shares for services to two officers that were subsequently canceled upon their resignation effective December 29, 2011.

In 2011, the Company’s majority shareholder converted $37,678 of convertible debt into 470,975 shares of common stock, 470,975 “A” Warrants and 470,975 “B” Warrants.

NOTE 11 - LEASE AGREEMENT

The Company signed a lease agreement with West Boca Executive

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

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 11 - LEASE AGREEMENT (continued)

Security Deposits consist of the following:

	December 31, 2011	December 31, 2010
West Boca Executive Suites	$939	$ 939
Town Center at Boca Raton	0	2,000
	$939	$2,939

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

NOTE 13 – PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 are as follows:

At December 31, deferred tax assets consist of:	2011	2010
Net operating loss carry forward	$1,686,899	$ -
Start-up costs capitalized for tax purposes	405,876	405,876
Gross deferred tax assets	732,471	142,057
Valuation allowance	732,471	142,075
Net deferred tax assets	$ -	$ -

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 14 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 and 2010 for purposes of computing fully diluted earnings per share.

The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2011	Year ended December 31, 2010
Net loss
Denominator for basic loss per share -	$(1,686,899)	$(289,916)
Basic Weighted average shares	64,081,899	4,989,726
Basic loss per common share	$ (0.03)	$ (.00)

NOTE 15 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,686,899 and 289,916 for the years ended December 31, 2011 and December 31, 2010, respectively. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 - SUBSEQUENT EVENTS

On January 3, 2012, the registrant was provided written notice of the resignation of Mark R. Connell as the registrant’s president, chief executive officer and a director, effective as of December 29, 2011.  The registrant and Mr. Connell are in discussions relating to certain matters pertaining to his employment agreement with the registrant dated as of August 5, 2011.  Mr. Connell has returned his 6,000,000 shares to the company as part of his resignation.

PMX Communities, Inc. and Subsidiary

Notes to Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

NOTE 16 - SUBSEQUENT EVENTS (Continued)

On January 20, 2012, the registrant was provided written notice of the resignation of Alfredo Cortellini as the registrant’s chief technology officer and a director.  In connection with his resignation, Mr. Coretellini returned to the registrant 2,000,000 common shares of the registrant for cancellation, which had previously been issued to him for his services as CTO.

Subsequent to year end, The Company entered into promissory notes with a former officer for twelve thousand ($12,000).

On March 1, 2012 the Company and 495 Oxford Consulting entered into a consulting agreement.  The term is 12 months with option of cancellation by either party after 6 months.

On March 15, 2012 GDT, a consulting company, entered into an agreement to terminate its existing Development Agreement.  All patents/intellectual property was assigned from GDT to the Company in exchange for $3 MM shares previously issued to GDT in 2011 and approximately $27,000 in previous cash payments.  GDT has waived arrearages and future payments of stock and cash due under the original agreement.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and no other events require disclosure.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9a.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Michael C. Hiler	52	President/ CEO/ Director/ CFO/ Controller	February 23, 2010 to present

Mervyn M. Gervis	62	VP/ Director	May 15, 2009 to present

Michael W. McCauley	44	VP/ Director	February 23, 2010 to present

Richard D. Seay	56	VP/ Director	December 16, 2011 to present

Business Experience of Officers, Directors and Significant Employees

Michael C. Hiler has been chairman, chief financial officer, controller and a director of PMX Communities since February 23, 2010; he is presently serving as acting President/CEO as the company seeks to bring new talent to both PMX Gold and the public company parent, PMXO.  From May 2006 to present, Mr. Hiler has been the president of OTC Business Solutions, Inc., a business consultant to public and private companies.  From June 2004 to present, Mr. Hiler was a private investor and business consultant.  Mr. Hiler attended various classes at Amherst University from 1979-1980.  Additionally, Mr. Hiler attended various classes at Broward Community College from 1981-1982.

Mervyn M. Gervis has been vice president and director of PMX Communities since May 2009.  From 1995 to present, Mr. Gervis has been president of Universal Telecommunications, Inc., a telecommunications company.  Prior to that he ran a mining operation in the Western Transvaal region of South Africa.  Mer. Gervis was involved in mining of manganese ores and diamond prospecting.

His experience included the exploration for minerals, acquisition of mineral rights and leases and the development of properties for open cast mining.  His over 15 years in this industry involved the design and procurement of plant and processing equipment; including Heavy Media Separation, Jigs, Diamond Pans, Crushing and Drying, to prepare ore to be supplied to many industries, including uranium, brick and tile, battery and steel.  He was responsible for developing an international market and installed a mill on site to bag and containerize ore for export.  He was involved in other exploration projects including Platinum in the Bushveld District of the Eastern Transvaal.

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

Mr. Seay joined the company in December 2011.  He is a South Florida based Attorney practicing in both the Florida State Courts and the Federal District Courts, Southern District of Florida.  His resume includes serving as a former State Prosecutor as well as public company managerial and supervisory experience.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

Director and Officer Resignation

On February 23, 2010, Dennis Carrasquillo, a former officer and director resigned for personal reasons and sold 33,000,000 common shares to Michael C. Hiler, an officer and director of the registrant, for $.001 per common share.

Section 16(a) Beneficial Ownership Reporting Compliance

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

   - Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

   - Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Michael C. Hiler	2011	-	-	-	-	-	-	$44,350	$44,350
CEO/ CFO	2010	$65,800	-	-	-	-	-	-	$65,800

Mervyn M. Gervis	2011	-	-	-	-	-	-	-	-
VP	2010	-	-	-	-	-	-	-	-

Michael W. McCauley	2011	-	-	$100,000	-	-	-	-	$100,000
VP	2010	-	-	-	-	-	-	-	-
Mark Connell	2011	$7,500	-	$600,000(1)	-	-	-	-	$607,500
Former President	2010	-	-	-	-	-	-	-	-
Alfred Cortellini	2011	-	-	$200,000(1)	-	-	-	-	$200,000
Former Director	2010	-	-	-	-	-	-	-	-
Rick Seay	2011	-	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	-	-

(1) The shares related to this stock compensation were canceled before the period end of 12/31/2011.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of 16, 2012, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Michael C. Hiler (1)	1,000,000 indirect (2)	1.43%
10504 NW 56th Drive
Coral Springs, FL 33076

Mervyn M. Gervis (3)	1,000,000 direct	1.43%
59,38 Catesby Street
Boca Raton, FL 33433

Michael W. McCauley (4)	1,650,000 direct	2.36%
4149 Alpina Court North	1,000,000 indirect (6)	1.43%
Boynton Deach, FL 33436
Richard D. Seay (5)	0	0%
2500 Hollywood Blvd.,
Suite 201
Hollywood, FL 33020

Directors/ Officers	2,650,000 direct	3.79%
As a group (4) persons)	2,000,000 indirect	2.86%

Mark Goldstein	1,650,000 direct	2.36%
2700 N. Military Trail	33,000,000 indirect (7)	47.18%
Suite 130
Boca Raton, FL 33431

(1)Mr. Hiler is an officer and director of PMX Communities.

(2)Represents common shares held by OTC Business Solutions (a sole proprietorship) that is controlled by Michael C. Hiler, an officer and director of PMX Communities, Inc.

(3)Mr. Gervis is an officer and director of PMX Communities.

(4)Mr. McCauley is an officer and director of PMX Communities.

(5)Mr. Seay is an officer and director of PMX Communities.

(6)Represents common shares which may be issued pursuant to stock options.

(7)Represents common shares held by Dickinson Capital, LLC (a Florida limited liability company) that is controlled by Mark B. Goldstein.

Based upon 69,931,053 outstanding common shares as of April 16, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Michael C. Hiler and Mervyn M. Gervis are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2011 and 2010 there were no transactions with related persons other than as described in the section below.

Agreement with OTC Business Solutions

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

The consulting agreement terminated on December 31, 2011.

The consultant was issued 5,000,000 common shares for services rendered and to be rendered to registrant.  Additionally, the consultant received $60,000.

Agreement with Invisosoft

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

Item 14. Principal Accounting Fees and Services

Lake and Associates CPA's, LLC served as our independent registered public accounting firm for 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010.

	2011	2010
Audit Fees	$20,750	12,600
Audit-Related Fees	-	-
Tax Fees	500	-
All Other Fees	-	-
Total	$21,250	$12,600

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

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company's management and independent auditor the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2011.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2011 for filing with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMX COMMUNITIES, INC.

BY: /s/ Michael C. Hiler

 Michael C. Hiler

Chief Executive Officer, Chief Financial Officer

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael C. Hiler

Michael C. Hiler

Chief Executive Officer, Chief Financial Officer

Dated: April 16, 2012