Form 10-Q
period 2012-03-31
PMX Communities, Inc.
filed 2012-05-15
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

-OR-

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-161699

PMX COMMUNITIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	80-0433114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2200 NW Corporate Boulevard, Suite 220
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 15, 2012:

Common Stock – 70,056,053

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES, INC.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PMX Communities, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$6,428	$3,809
Inventory	3,184	3,184
Prepaid expenses	2,360	913
Security deposits	5,439	939
Total current assets	17,411	8,845

Fixed assets
Property and equipment , net	63,722	67,992

Total assets	$81,133	$76,837

Liabilities and Stockholders' Deficit
Current liabilities
Accounts Payable	$59,867	$40,717
Accrued expenses	20,590	22,897
Related party - short-term loan	5,000	7,500
Due to stockholder	-	2,500
Notes Payable - Short term	188,855	94,979
Derivative Conversion Liability	90,937	138,828
Total current liabilities	365,249	307,421

Notes Payable - Long term	13,182	12,861
Total Liabilities	378,431	320,282

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 70,056,053 shares	7,006	6,993
Additional paid-in capital	1,852,323	1,842,337
Accumulated deficit	(2,156,627)	(2,092,775)
Total stockholders' deficit	(297,298)	(243,445)
Total liabilities and stockholders' deficit	$81,133	$76,837

See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months ended March 31,
	2012	2011

Net sales	$ -	$157,200
Cost of sales	-	159,033
Gross profit	-	(1,833)

Costs and expenses:
Depreciation	4,270	94
Selling, general and administrative expenses	74,243	154,088
	78,513	154,182
Loss from operations	(78,513)	(156,015)

Other income	-	-
Interest expense	(5,278)	(9,363)
Loss before income taxes	(83,791)	(165,378)
Income taxes	-	-
Net loss	$(83,791)	$(165,378)

Beneficial Conversion	(19,939)	72,305

Net loss attributable to Conversion	$(63,852)	$(237,683)

Basic net loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic	68,614,144	59,196,667

See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(63,852)	$(237,683)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Issuance of common stock for services	-	11,000
Depreciation	4,270	94
Derivative accretion	(19,939)	72,305
Change in assets and liabilities
Restricted cash	-	22,207
Inventory	-	23,103
Prepaid expenses	(1,448)	9,345
Security deposit	(4,500)	0
Accounts payable	19,149	(56,184)
Accrued expenses	(2,307)	(4,970)
Net cash used in operating activities	(68,627)	(160,783)

Cash flows from investing activities
Proceeds from notes payable	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	60,968	120,000
Payments on related party - short-term loan	(2,500)
Payment made to stockholder	(2,500)
Proceeds from stock issuance	10,000
Increase in accrued interest	5,278	9,363
Repayment of notes payable	-	(5,000)
Net cash provided by financing activities	71,246	124,363

Net increase in cash and cash equivalents	2,619	(36,420)
Cash and cash equivalents, beginning of fiscal year	3,809	47,181
Cash and cash equivalents, end of period	$6,428	$10,761

Supplementary information:
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 1 – DESCRIPTION OF BUSINESS

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

PMX, (through its wholly owned subsidiary PMX Gold, LLC) focuses on the development of leveraged opportunities within the Retail Gold Sales and Gold Mining Industries. We operate from our office at West Boca Executive Suites, 2200 NW Corporate Boulevard, Suite 220, Boca Raton, FL 33431.

PMX Communities, Inc. (The Company) was incorporated on December 29, 2004, in Nevada and was in the development stage through September 30, 2010. The quarter ended December 31, 2010 was the quarter during which the Company was considered an operating company and is no longer in the development stage.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2011, which is included in the Company's Form 10-K for the year ended December 31, 2011. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2012.

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company's independent accountants issued a “going concern” opinion on the Company’s December 31, 2011 financial statements, since the Company has experienced losses from operations in 2011 and 2010. This matter raises substantial doubt about the Company’s ability to continue as a going concern.

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

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company uses the fair value recognition provision of ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The Company also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted  statutory rates in effect at the  balance  sheet date to the  differences  between the tax basis of assets and  liabilities  and

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

For the net-loss periods ended March 31, 2012 and 2011, we excluded any effect of the outstanding options, respectively, as their effect would be anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred.  During the three month periods ended March 31, 2012 and 2011, the Company incurred $0 and $24,000, respectively in advertising expense.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Recent Authoritative Accounting Pronouncements

Fair value of Financial Instruments

ASU 2010-06.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years)

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 15, 2010, and is not expected to have a material impact on the Company’s results of operations or financial condition. The Company adopted the first portion of the updates effective January 1, 2010, with no material impact on the Company’s financial condition, results of operations or cash flows. The Company does not expect the adoption of the remainder of the update to have a material impact on the Company’s financial condition, results of operations or cash flows.

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 – INVENTORY

The Company maintains a deposit account which is used to purchase precious metal inventory.

	March 31, 2012	December 31, 2011
Finished Goods	$3,184	$3,184
	$3,184	$3,184

NOTE 4 – PROPERY AND EQUIPMENT

Components of property and equipment are as:

	March 31, 2012	December 31, 2011
Office Equipment	$ 1,600	$ 1,600
Machinery and Equipment	83,602	83,602
Office Furniture and Fixtures	405	405
Less: Accumulated Depreciation	(21,886)	(17,615)
Property and Equipment, net	$ 63,722	$ 67,992

Depreciation for the three months ended March 31, 2012 and 2011 was $4,270 and $94, respectively.

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 5 – ACCRUED EXPENSES

Accrued expenses represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued professional fees	$11,718	$14,058
Payroll liabilities	251	218
Sales tax payable	8,621	8,621
	$20,590	$22,897

NOTE 6 – NOTES PAYABLE

2011 Convertible Notes

During the year ended December 31, 2011, The Company entered into Convertible Promissory Notes (“2011 Convertible Notes”) with 7 investors for the total sum of one hundred and eighty thousand dollars ($180,000). The entire amount with ten percent (10%) interest per annum is due two years from date of issue paid in either Company stock or cash.  In the event that the noteholder elected to convert into stock, the stock would be valued at 20% of the previous 30 trading days’ average closing bid price.  However, the conversion rate would never be less than $0.15 per share.

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

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 6 – NOTES PAYABLE (Continued)

Retirement of Notes

During the year ended December 31, 2011, one 2011 Convertible Note with principal and accrued interest of $21,688 was retired for the amount of $10,000.  As of December 31, 2011, $7,500 was paid.  This transaction resulted in a gain to the company of $11,688 which is reflected in the 2011 Statement of Operations.  The remaining $2,500 was reflected as DUE TO SHAREHOLDER on the 2011 Balance Sheet.

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

2012 Notes

In 2012, the Company issued 5 Promissory notes with terms similar to the Promissory notes issued in 2011.  This resulted in proceeds of $45,968.

Additionally, 1 Convertible Note was issued for $15,000.  This note is convertible into 3 “Units”. A Unit equates to 100,000 common shares, 100,000 “A” warrants and 100,000 “B” warrants.

Total notes payable consists of the following:

Balance at December 31, 2009	$127,647
Principal contributed	217,500
Add: Accrued interest	16,740
Less effect of conversion	(112,336)

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 6 – NOTES PAYABLE (Continued)

Balance at December 31, 2010	$249,551
Add: Principal contributed	244,500
Accrued interest	33,777
Effect of conversion	72,716
Less: Principal repaid	(77,500)
Accrued interest converted/ retired	(34,256)
Principal converted to equity	(292,100)
Principal retired	(45,000)

Balance at December 31, 2011	$151,688
Add: Principal contributed	60,968
Accrued Interest	5,278
Less effect of conversion	15,897

Balance at March 31, 2012	202,037

Future maturities of notes payable are as follows:

Year ending December 31, 2011
2012	188,855
2013	13,182
2014	-
2015	-
Total	$202,037

At March 31, 2012, the Company had 4 notes outstanding that were indexed to the Company’s common stock.  The beneficial conversion of that stock has resulted in a liability to our holders for $90,937.

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

On February 23, 2012 the Company issued 125,000 shares of common stock, 125,000 “A” warrants and 125,000 “B” warrants.  This equity issuance was collectively 1.25 “Units”.

For the three month periods ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of $0 and $0 respectively.

NOTE 8 - RELATED PARTY

During the three month period ended March 31, 2011, the Company entered into promissory notes with five investors (who are also shareholders of the Company) for the principal sum of sixty thousand nine hundred sixty-eight ($60,968).

NOTE 9 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 29, 2004 (inception) through March 31, 2011 totaling $657,739. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 10 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2011 and 2010 for purposes of computing fully diluted earnings per share.

PMX COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

NOTE 10 - NET LOSS PER SHARE (Continued)

The following reconciles amounts reported in the financial statements:

	Three Month Period ended March 31, 2012	Three Month Period ended March 31, 2011
Net loss	$ (63,852)	$ (237,683)

Denominator for basic loss per share	-	-
Basic Weighted average shares	70,056,053	59,196,667
Basic loss per common share	$ (0.00)	$ (0.00)

NOTE 11 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended March 31, 2012 of $63,852. At March 31, 2011, the Company has $0 in operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant is in the process of developing the corporate infrastructure, technology and relationships for the operation of the exclusive unmanned PMX Gold Dispensing Terminals and complementary online gold bullion product sales division.

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

Proposed expansion plans’ economic success depends upon extensive capital infusion, technology and infrastructure development and market acceptance. Management believes that the current business model of conducting remote retail sales of physical gold products (whether online or via telephone) is extremely limited and one-dimensional. For the most part prices are non-standardized, quality is often not certified, delivery of purchased goods is delayed by days or weeks and there is no sense of client account affiliation between the customer and the entity that either buys gold from or sells gold to the client or customer.

Our expansion plans are based on developing and offering proprietary gold bullion products and services to retail customers and investors. We intend to capitalize on the potential emergence of gold as a parallel currency and offer our clients instant, on-site delivery of their purchases through our network of PMX Gold Dispensing Terminals and complementary on-line sales operations currently under development

The success of our business model lies in accessing the required capital to develop this gold dispensing terminal network, developing the technology and infrastructure controls and framework necessary to operate the network and cultivating a client base that is receptive to our products and services. There is no guarantee that the capital will be available to the registrant on acceptable terms which would allow for the economic success of the model, that the technology and infrastructure can be successfully developed or that the marketplace will accept our products and services.

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

Results of Operations

Three months ended March 31, 2012 and 2011

For the three months ended March 31, 2012, the registrant reported revenues of $0.  The cost of sales was $0, resulting in a gross profit of $0.  We had depreciation costs of $4,270.  We also had $74,243 in selling, general and administrative expenses.  We had interest expense of $(5,278).   As a result, we had a net loss of $(83,791) for the three months ended March 31, 2012.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $19,939.  As a result, we had a net loss attributable to conversion of $(63,852) for the three months ended March 31, 2012.

Comparatively, for the three months ended March 31, 2011, the registrant reported revenues of $157,200.  The cost of sales was $159,033, resulting in a gross profit of $(1,833).  We had depreciation costs of $94.  We also had $154,088 in selling, general and administrative expenses.  We had interest expense of $(9,363).  As a result, we had a net loss of $(165,378) for the three months ended March 31, 2011.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $72,305.  As a result, we had a net loss attributable to conversion of $(237,683) for the three months ended March 31, 2011.

Both the significant decrease in revenues and the associated decrease in selling, general and administrative expenses from March 31, 2011 to the same period in 2012 was due largely to the conclusion of test marketing operations on March 23, 2011 by the registrant.  During this period in 2012, the registrant concentrated on the development of its sales and marketing plan by acquiring full ownership of two U.S. Provisional Patent Applications and an International Patent Application and is awaiting completion of proprietary Gold Dispensing Terminals to re-commence automated gold bullion sales.

Liquidity and Capital Resources

For the three months ended March 31, 2012, the registrant had cash and cash equivalents of $6,428.  We had inventory of $3,184, prepaid expenses of $2,360 and security deposits of $5,439.  For the three months ended March 31, 2012, we had total current assets of $17,411.

For the three months ended March 31, 2012 and 2011, we did not pursue any investing activities.

For the three months ended March 31, 2012 we received proceeds from notes payable of $60,968.  We repaid $2,500 of a related party-short term loan and repaid a shareholder loan of $2,500.  We received $10,000 from the sale of our common stock and had an increase in accrued interest of $5,278.  As a result, we had net cash provided by financing activities of $71,246 for the three months ended March 31, 2012.

Comparatively, for the three months ended March 31, 2011, we received proceeds from notes payable of $120,000.  We also an increase in accrued interest of $9,363 and repaid notes payable of $5,000.  As a result, we had net cash provided by financing activities of $124,363 for the three months ended March 31, 2011.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties.  We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  We are attempting to increase the sales to raise much needed cash for the fulfillment of the registrant’s business plan.  It is our intent to secure a market share in the retail gold and related financial services market, which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time our PMX Gold Dispensing Terminals are developed and put into use and positive cash flow product is generated.

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

Going Concern

The registrant has incurred a net loss for the three months ended March 31, 2012 of $(83,791).  Because of these losses, the registrant will require additional working capital to develop its business operations.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On February 23, 2012, the Company issued 125,000 shares of common stock, 125,000 “A” warrants and 125,000 “B” warrants.  This equity issuance was collectively 1.25 “Units”.

All of the above common share issuances were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

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

PMX COMMUNITIES, INC.

/s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer

Chief Financial Officer

Dated: May 15, 2012