Form 10-Q
period 2012-06-30
PMX Communities, Inc.
filed 2012-08-14
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, August 14, 2012:

Common Stock – 71,256,053

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2010 (Audited)	4

	Unaudited Consolidated Statements of Operations -
	For the Three and Six Months Ended June 30, 2012 and 2011	5

	Unaudited Consolidated Statements of Cash Flows -
	For the Six Months Ended June 30, 2012 and 2011	6

	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 1.	Legal Proceedings	14
Item 1a.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PMX Communities, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$729	$3,809
Inventory	3,184	3,184
Prepaid expenses	2,360	913
Security deposits	4,500	939
Other current assets	1,439
Total current assets	12,212	8,845

Fixed assets
Property and equipment , net	60,186	67,992

Total assets	$72,398	$76,837

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$66,961	$40,717
Accrued expenses	14,405	22,897
Related party - short-term loan	5,000	7,500
Due to stockholder	0	2,500
Notes payable - short term	203,402	94,979
Derivative conversion liability	149,050	138,828
Total current liabilities	438,818	307,421

Notes payable - long term	0	12,861
Total Liabilities	438,818	320,282

Stockholders' deficit

Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 71,256,053 shares	7,126	6,993
Additional paid-in capital	1,928,204	1,842,337
Accumulated deficit	(2,301,750)	(2,092,775)
Total stockholders' deficit	(366,420)	(243,445)
Total liabilities and stockholders' deficit	$72,398	$76,837

See accompanying notes to unaudited consolidated financial statements.
4

PMX Communities, Inc. and Subsidiary
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net sales	$ 0	$0	$0	$157,200
Cost of sales	0	3,107	0	162,140
Gross profit	0	(3,107)	0	(4,940)

Costs and expenses:
Depreciation	4,270	94	8,540	188
Selling, general and administrative expenses	101,108	115,551	175,352	269,639
	105,378	115,645	183,892	269,827
Loss from operations	(105,378)	(118,752)	(183,892)	(274,767)

Other income	0	0	0	0
Interest expense	(6,214)	(7,401)	(11,492)	(16,764)
Loss before income taxes	(111,592)	(126,153)	(195,384)	(291,531)
Income taxes	0	0	0	0
Net loss	$(111,592)	$(126,153)	$(195,384)	$(291,531)

Beneficial Conversion	34,264	(29,860)	14,325	42,445

Net loss attributable to Conversion	$ (145,856)	$(96,293)	$ (209,709)	$(333,976)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	70,582,427	59,351,648	70,319,240	59,274,586
See accompanying notes to unaudited consolidated financial statements.
5

PMX Communities, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
	Six Months ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(209,709)	$(291,531)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Issuance of common stock for services	60,000	21,000
Depreciation	8,540	188
Derivative accretion	14,325
Change in assets and liabilities
Restricted cash	0	40,288
Inventory	0	81,883
Prepaid expenses and other current assets	(1,948)	13,804
Security deposit	(4,500)	2,000
Accounts payable	26,244	(35,430)
Accrued expenses	(8,492)	(9,350)
Net cash used in operating activities	(115,540)	(177,148)

Cash flows from investing activities
Construction in progress	0	(39,000)
Net cash provided by investing activities	0	(39,000)

Cash flows from financing activities
Proceeds from notes payable	79,968	222,000
Payments on related party - short-term loan	(2,500)
Payment made to stockholder	(2,500)
Proceeds from stock issuance	26,000	25,000
Increase in accrued interest	11,492	16,764
Repayment of notes payable	0	(77,500)
Net cash provided by financing activities	112,460	186,264

Net increase in cash and cash equivalents	(3,080)	(29,884)
Cash and cash equivalents, beginning of fiscal year	3,809	47,181
Cash and cash equivalents, end of period	$729	$17,297
Supplementary information:
Cash paid for :
Interest	$0	$0
Income taxes	$0	$0

See accompanying notes to unaudited consolidated financial statements.
6

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and March 31, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2011.

NOTE 3 – EQUITY FINANCING

In April of 2012, the Company sold one “unit” to one shareholder for $8,000.  A unit consists of 100,000 shares of common stock, 100,000 “A” warrants ($0.20 strike price, 1-year term after closing of offering) and 100,000 “B” warrants ($0.25 strike price, 2-year term after closing of offering).

In May of 2012, the Company sold another unit for $8,000 to one shareholder.

NOTE 4 – DEBT FINANCING

In June of 2012, the Company borrowed an additional $19,000 from two existing note holders.  Repayment terms are unspecified.

NOTE 5 – STOCK ISSUED FOR SERVICES

On May 24, 2012, the Company issued 1,000,000 shares of stock to a consultant for marketing services.  The stock had a market value of $60,000 at the date of issuance and this was charged to the Company’s operations in the 2nd quarter.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2012that would require reporting.  The following was noted:

Change in Corporate Governance

On May 3, 2012 the previous CEO, Michael Hiler resigned, and Lindsey R. Perry Jr. was appointed the CEO/CFO.

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

Results of Operations

Three months ended June 30, 2012 and 2011

For the three months ended June 30, 2012, the registrant reported revenues of $0.  The cost of sales was $0, resulting in a gross profit of $0.  We had depreciation costs of $4,270.  We also had $101,108 in selling, general and administrative expenses.  We had interest expense of $(6,214).   As a result, we had a net loss of $(105,378) for the three months ended June 30, 2012.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $34,264.  As a result, we had a net loss attributable to conversion of $(145,856) for the three months ended June 30, 2012.

Comparatively, for the three months ended June 30, 2011, the registrant reported revenues of $0.  The cost of sales was $3,107, resulting in a gross profit of $(3,107).  We had depreciation costs of $94.  We also had $115,551 in selling, general and administrative expenses.  We had interest expense of $(7,401).  As a result, we had a net loss of $(126,153) for the three months ended June 30, 2011.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $(29,293).  As a result, we had a net loss attributable to conversion of $(96,293) for the three months ended June 30, 2011.

For the six months ended June 30, 2012, the registrant reported revenues of $0.  The cost of sales was $0, resulting in a gross profit of $0.  We had depreciation costs of $8,540.  We also had $175,352 in selling, general and administrative expenses.  We had interest expense of $(11,492).   As a result, we had a net loss of $(195,384) for the six months ended June 30, 2012.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $14,325.  As a result, we had a net loss attributable to conversion of $(209,709) for the six months ended June 30, 2012.

Comparatively, for the six months ended June 30, 2011, the registrant reported revenues of $157,200.   The cost of sales was $162,140, resulting in a gross profit of $(3,940).  We had depreciation costs of $188.  We also had $269,639 in selling, general and administrative expenses.  We had interest expense of $(16,764).  As a result, we had a net loss of $(291,531) for the six months ended June 30, 2011.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $(42,445).  As a result, we had a net loss attributable to conversion of $(333,976) for the six months ended June 30, 2011.

Both the significant decrease in revenues and the associated decrease in selling, general and administrative expenses from June 30, 2011 to the same period in 2012 was due largely to the conclusion of test marketing operations on March 23, 2011 by the registrant.  During this period in 2012, the registrant concentrated on the development of its sales and marketing plan by acquiring full ownership of two U.S. Provisional Patent Applications and an International Patent Application and is awaiting completion of proprietary Gold Dispensing Terminals to re-commence automated gold bullion sales.

Liquidity and Capital Resources

For the six months ended June 30, 2012, the registrant had cash and cash equivalents of $729.  We had inventory of $3,184, prepaid expenses of $2,360 and security deposits of $4,500.  For the six months ended June 30, 2012, we had total current assets of $12,212.

For the six months ended June 30, 2012, we did not pursue any investing activities.  For the six months ended June 30, 2011, we had construction in progress of $39,000 resulting in net cash provided by investing activities of $39,000.

For the six months ended June 30, 2012, we received proceeds from notes payable of $79,968.  We repaid $2,500 of a related party-short term loan and repaid a shareholder loan of $2,500.  We received $26,000 from the sale of our common stock and had an increase in accrued interest of $11,492.  As a result, we had net cash provided by financing activities of $112,460 for the six months ended June 30, 2012.

Comparatively, for the six months ended June 30, 2011, we received proceeds from notes payable of $222,000.  We also had an increase in accrued interest of $16,764 and repaid notes payable of $77,500.  We received proceeds of $25,000 from the sale of our common stock.  As a result, we had net cash provided by financing activities of $186,264 for the six months ended June 30, 2011.

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

Going Concern

To date, the registrant has incurred significant losses.  The registrant’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the registrant’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On May 24, 2012, the registrant issued 1,000,000 shares of stock to a consultant for marketing services.  The stock had a market value of $60,000 at the date of issuance and this was charged to the registrant’s operations in the 2nd quarter.  The common share issuances were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

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

Dated: August 14, 2012