Form 10-Q
period 2012-09-30
PMX Communities, Inc.
filed 2012-11-16
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, November 16, 2012:

Common Stock – 71,256,053

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	4

	Unaudited Consolidated Statements of Operations -
	For the Three and Nine Months Ended September 30, 2012 and 2011	5

	Unaudited Consolidated Statements of Cash Flows -
	For the Nine Months Ended September 30, 2012 and 2011	6

	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 1.	Legal Proceedings	14
Item 1a.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PMX Communities, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$12,823	$3,809
Inventory	3,184	3,184
Prepaid expenses	2,360	913
Security deposits	5,439	939
Other current assets	500
Total current assets	24,306	8,845

Fixed assets
Property and equipment , net	55,701	67,992
Total assets	$80,007	$76,837

Liabilities and Stockholders' Deficit
Current liabilities
Accounts Payable	$71,072	$40,717
Accrued expenses	14,404	22,897
Short-term loan	95,000
Related parties - short-term loan	30,500	7,500
Due to stockholder	-	2,500
Notes payable - short term	187,466	138,828
Derivative conversion liability	304,192	94,979
Total current liabilities	702,634	307,421

Notes payable - long term	-	12,861
Total Liabilities	702,634	320,282

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 71,256,053 shares	7,126	6,993
Additional paid-in capital	1,928,203	1,842,337
Accumulated deficit	(2,557,956)	(2,092,775)
Total stockholders' deficit	(622,627)	(243,445)
Total liabilities and stockholders' deficit	$80,007	$76,837

See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Net sales	$-	$-	$-	$157,200
Cost of sales	-	-	-	162,140
Gross profit	-	-	-	(4,940)

Costs and expenses:
Depreciation	4,270	94	12,810	283
Selling, general and administrative expenses	39,758	1,159,462	264,258	1,429,100
Research and development	54,128		5,000
	98,156	1,159,556	282,068	1,429,383
Loss from operations	(98,156)	(1,159,556)	(282,068)	(1,434,323)

Other income	1,745	-	1,745	-
Interest expense	(5,058)	(8,500)	(16,550)	(25,264)
Loss before income taxes	(101,469)	(1,168,056)	(296,873)	(1,459,587)
Income taxes	-	-	-	-
Net loss before Conversion	$(101,469)	$(1,168,056)	$(296,873)	$(1,459,587)

Beneficial Conversion	153,983	126,527	168,308	168,972

Net loss	$(255,452)	$(1,294,583)	$(465,181)	$(1,628,559)

Basic net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding
Basic	71,256,053	63,071,739	70,605,962	60,828,938

See accompanying notes to unaudited consolidated financial statements.

PMX Communities, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(465,181)	$(1,628,559)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Issuance of common stock for services	60,000	940,000
Non cash stock based compensation		104,960
Depreciation	12,810	283
Gain on retirement of note	(1,745)	-
Derivative accretion	168,308	168,972
Change in assets and liabilities
Restricted cash	-	40,372
Inventory	-	81,883
Prepaid expenses and other current assets	(1,948)	19,806
Security deposit	(4,500)	2,000
Accounts payable	30,354	(13,021)
Accrued expenses	(8,492)	8,458
Net cash used in operating activities	(210,394)	(274,846)

Cash flows from investing activities
Purchase of fixed assets	(519)
Construction in progress	-	(51,495)
Net cash provided by investing activities	(519)	(51,495)

Cash flows from financing activities
Proceeds from notes payable	79,966	244,500
Proceeds from short-term loans	95,000	-
Proceeds from related parties short-term loans	25,500	-
Payments on related party - short-term loan	(2,500)	-
Payment made to stockholder	(2,500)	-
Proceeds from stock issuance	26,000	100,000
Increase in accrued interest	16,552	25,264
Repayment of notes payable	(18,091)	(77,500)
Net cash provided by financing activities	219,927	292,264

Net increase in cash and cash equivalents	9,014	(34,077)
Cash and cash equivalents, beginning of fiscal year	3,809	47,181
Cash and cash equivalents, end of period	$12,823	$13,104

Supplementary information:
Cash paid for :
Interest	$2,336	$-
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30 2012 are not necessarily indicative of the operating results for the full years.

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

There was no equity financing during the 3 months ended September 30, 2012.

NOTE 4 – DEBT FINANCING

In June of 2012, the Company borrowed an additional $19,000 from two existing note holders.  Repayment terms are unspecified.

In the third quarter of 2012, the Company borrowed $10,000 from an officer, $15,500 from one shareholder and $95,000 from a third party.  None of these loans have any specified repayment terms and they were booked in the period as short-term loans.

In the third quarter of 2012, two notes totaling $17,500 in principal were repaid to one noteholder.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2012 that would require reporting.  The following was noted:

In October and November 2012, one shareholder made loans to the Company of $10,000 and $50,000.   One other investor made a loan of $10,000.  Repayment terms are unspecified for all of these loans.

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

Results of Operations

Three months ended September 30, 2012 and 2011

For the three months ended September 30, 2012, the registrant reported revenues of $0.  The cost of sales was $0, resulting in a gross profit of $0.  We had depreciation costs of $4,270.  We also had $39,758 in selling, general and administrative expenses and research and development costs of $54,128.  We had other income of $1,745 and interest expense of $(5,058).  As a result, we had a net loss of $(101,469) for the three months ended September 30, 2012.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $153,983.  As a result, we had a net loss attributable to conversion of $(255,452) for the three months ended September 30, 2012.

Comparatively, for the three months ended September 30, 2011, the registrant reported revenues of $0.  The cost of sales was $0, resulting in a gross profit of $0.  We had depreciation costs of $94.  We also had $1,159,462 in selling, general and administrative expenses.  We had interest expense of $(8,500).  As a result, we had a net loss of $(1,168,056) for the three months ended September 30, 2011.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $(126,527).  As a result, we had a net loss attributable to conversion of $(1,294,583) for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, the registrant reported revenues of $0.  The cost of sales was $0, resulting in a gross profit of $0.  We had depreciation costs of $12,810.  We also had $264,258 in selling, general and administrative expenses and $5,000 in research and development expenses.  We had other income of $1,745 and interest expense of $(16,550).  As a result, we had a net loss of $(296,873) for the nine months ended September 30, 2012.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $168,308.  As a result, we had a net loss attributable to conversion of $(465,181) for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, the registrant reported revenues of $157,200.  The cost of sales was $162,140, resulting in a gross profit of $(4,940).  We had depreciation costs of $282.  We also had $1,429,101 in selling, general and administrative expenses.  We had interest expense of $(25,264).  As a result, we had a net loss of $(1,459,587) for the nine months ended September 30, 2011.  Additionally, we had promissory notes outstanding that were indexed to our common stock resulting in a beneficial conversion of that stock of $168,972.  As a result, we had a net loss attributable to conversion of $(1,628,559) for the nine months ended September 30, 2011.

Both the significant decrease in revenues and the associated decrease in selling, general and administrative expenses from September 30, 2011 to the same period in 2012 was due largely to the conclusion of test marketing operations on March 23, 2011 by the registrant.  During this period in 2012, the registrant concentrated on the development of its sales and marketing plan by acquiring full ownership of two U.S. Provisional Patent Applications and an International Patent Application and is awaiting completion of proprietary Gold Dispensing Terminals to re-commence automated gold bullion sales.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, the registrant had cash and cash equivalents of $12,823.  We had inventory of $3,185, prepaid expenses of $2,360 and security deposits of $5,439.  For the nine months ended September 30, 2012, we had total current assets of $24,306.

For the nine months ended September 30, 2012, we spent $519 to purchase fixed assets.  As a result, we had net cash used by investing activities of $519 for the period.  For the nine months ended September 30, 2011, we had construction in progress of $51,493 resulting in net cash used by investing activities of $51,493.

For the nine months ended September 30, 2012, we received proceeds from notes payable of $79,966 and proceeds from short-term loans of $95,000.  We received proceeds from related parties short-term loans of $25,500 and made payments on related party – short-term loans of $2,500.  We made a payment to stockholder of $2,500 and received proceeds from stock issuance of $26,000.  There was an increase in accrued interest of $16,552 and repaid notes payable of $18,091.  As a result, we had net cash provided by financing activities of $219,927 for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, we received proceeds from notes payable of $244,500.  We received proceeds from stock issuance of $100,000 and had an increase in accrued interest of $25,264.  We repaid notes payable of $77,500.  As a result, we had net cash provided by financing activities of $292,264 for the nine months ended September 30, 2011.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 16, 2012