Form 10-K
period 2012-12-31
PMX Communities, Inc.
filed 2013-04-15
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 000-53974

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $2,393,096.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 15, 2013 was 77,802,080 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX Communities, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

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

On September 28, 2011, the registrant formed PMX Gold Bullion Sales, Inc., a Florida limited liability company as a wholly owned subsidiary of the registrant to manage and operate the manufacturing, supply and commercial distribution of proprietary fine gold products via its gold dispensing terminals.

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

Through PMX Gold, LLC and PMX Gold Bullion Sales, Inc., the registrant focuses on the development and manufacture of its gold dispensing terminals, in addition to the manufacture, supply and commercial distribution, through said terminals, of its proprietary fine gold products.

During the year ended December 31, 2012, the registrant executed their business plan as follows:

1) On March 15, 2012 PMX Gold was assigned the ownership rights to the ATM patent applications for the first phase of its gold dispensing terminal production.

2) During the year ended December 31, 2012, PMX Gold Bullion Sales, Inc. entered into an agreement with Sunshine Minting Inc., located in Coeur d’Alene, Idaho for the production of our gold products.  We also entered into an agreement with a vending machine manufacturer for the production of our gold dispensing terminals.

3) On July 26, 2012, PMX Gold Bullion Sales, Inc. announced the launch of its newly re-designed website.

4) On December 31, 2012, PMX Gold Bullion Sales, Inc. received the delivery of its first gold dispensing terminal in Boca Raton, Florida, and placed it in the Town Center at Boca Raton on January 4, 2013.

Nationwide Expansion

PMX Gold Bullion Sales, Inc. has manufactured their first ATM gold terminal, called the MGIV.  Newer versions of the PMX terminal will become more advanced as the demand for our products increases.

The registrant intends to sell gold bullion bars and coins through its dispensing terminals in the United States first.  Later plans are to sell globally, doing business primarily through credit and debit card transactions.  The registrant also plans to build an online gold bullion store.

The registrant is actively seeking gold properties and claims for development, including mineral lease purchase option transactions and reviewing several precious metal mining properties for development.  We will consider a wide range of worldwide project opportunities, and we do not have fixed criteria for the consideration of such projects.

Assignment and Lease Assumption

The registrant is actively seeking mineral lease-purchase option transactions for speculation and reviewing several precious metals mining properties for development.

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

•

coin shops and other fixed retail locations that offer access to the general public for purchase of gold bullion products from fixed locations through face-to-face sales.

•

Internet based businesses that offer coin and bullion products for purchase electronically over the internet.

•

financial institutions that offer access to gold and precious metals,  gold and precious metals based securities and other leveraged products to investors.

•

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

Insurance

During the test marketing of the gold vending machine in 2011, the registrant maintained an insurance policy on the gold inventory, premises, and certain aspects of our business operations, as well as covering general liability of the registrant subject to certain limitations and exclusions.  The registrant has signed a new insurance policy in December 2012 that covers both their office premises and any new gold machines.

Employees

We employ part-time employees on an as needed basis.  We also have various consultants, lawyers and others that work for us on different aspects of our operations.  As operations increase and revenues allow, we will have to employ an additional undetermined number of employees, consultants and contracted professionals to assist with the development of the registrant’s business plan.

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

TransMedia Group

On December 6, 2010, the registrant entered into a consulting agreement with Madden Company, Inc. dba TransMedia Group to provide public relations, promotional and/or marketing services.

The agreement was terminated in March of 2011.  To date, the consultant has been paid $9,000 and issued 100,000 common shares.

Michael P. Schumacher

On June 20, 2011, the registrant entered into a consulting agreement with Michael P. Schumacher to provide corporate consulting services, business advisory services, and shareholder information services.

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

The agreement allowed for annual stock awards and monthly cash payments to GDT in exchange for exclusive worldwide licensing rights to be awarded to the registrant for any technology and intellectual property developed between the parties as it relates to the precious metals industry, subject to certain financial and performance milestones to be accomplished by the registrant.

On March 15, 2012, the parties amended their agreement to allow for the assignment to and sole ownership by the registrant of all intellectual property rights developed to date, including but not limited to two earlier U.S. Provisional Patent Applications and a third patent filing (International Business Method Patent Application Number PCT/US2012/020486 'Unattended Precious Metal Distribution System, Methods and Apparatus').

GDT and the registrant recognized total payment to date under their contract of 3,000,000 PMXO shares and approximately $27,000 in cash as full and final payment due to GDT.

Saul Caprio

On October 5, 2011, the registrant entered into a consulting agreement with Saul Caprio to act as a technical advisor and a consultant.

The registrant paid 500,000 common shares to Saul Caprio for a term commencing June 20, 2011 through December 20, 2011. The registrant terminated this agreement in April 2012.

Item 1A.  Risk Factors

Not applicable to a smaller reporting registrant.

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

The registrant signed a lease agreement with Reflections of Boca, LLC on February 22, 2012 for a period of three years for a total cost of at a cost of $67,431.84. The office space is located at 2200 NW Corporate Boulevard, Suite 220, Boca Raton, FL

The registrant signed a lease with Town Center at Boca Raton in December 2012.  The space is located at 6000 Glades Road, Boca Raton, FL 33431 at a cost of $3,500 per month.  The lease agreement is for a term of one year.  This lease is for the gold machine itself, and is not related to any further office space.

Item 3. Legal Proceedings

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The registrant’s common stock began trading on the OTC Bulletin Board under the symbol "PMXO.OB" on December 15, 2010.  It is also dually quoted on the OTC Pink Sheets where it is qualified for trading on the OTCQB, the middle tier of the OTC market.   The registrant as a fully reporting company current in its filing requirements with the SEC.  The following table sets forth the reported trading data for the registrant common stock for the following periods.   These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

2012	High	Low
January 1, 2012 - March 31, 2012	$0.21	$0.05
April 1, 2012 - June 30, 2012	$0.08	$0.04
July 1, 2012 - September 30, 2012	$0.27	$0.05
October 1, 2012 - December 31, 2012	$0.15	$0.05

2011
January 1, 2011 - March 31, 2011	$0.25	$0.16
April 1, 2011 - June 30, 2011	$0.25	$0.15
July 1, 2011 - September 30, 2011	$0.22	$0.05
October 1, 2011 - December 31, 2011	$0.21	$0.11

As of December 31, 2012, there were approximately 69 shareholders of record of the registrant's common stock. Among those 69 holders of record is CEDE and Company that held 14,521,000 shares of stock for benefit of shareholders held in street name by brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 29, 2011, the registrant approved the 2011 Stock Awards Plan that authorizes the issuance of 6,000,000 common shares.  The 2011 Stock Awards Plan Awards may be granted only to persons who, at the time of grant, are employees, consultants, members of the board or persons affiliated with the registrant or any of its affiliates.  An award may be granted on more than one occasion to the same person, and, subject to the limitations set forth in the Plan, such award may include an incentive stock option or a nonqualified stock option, a stock appreciation right, a restricted stock award, a phantom stock award or any combination thereof.   To date, 4,500,000 common shares have been issued under the Plan.

The Plan shall be effective upon its adoption by the board, provided that the Plan has been or is approved by the stockholders of the registrant within twelve months of its adoption by the board.  No further awards may be granted under the Plan on or after the date that is ten years following the effective date.  The Plan shall remain in effect until all awards granted under the Plan have been satisfied or expired.

Sales of unregistered securities

On June 20, 2011 the registrant sold 250,000 restricted common shares to Derrick Dennis, a sophisticated investor at $.10 per common share for a total of $25,000. The registrant granted the investor registration rights whereby registrant will include the investor's common shares in any public offering the registrant conducts subject to underwriter approval, if any. The registrant will bear all costs of the registration of investor's common shares.

On August 8, 2011, there was a change in control of the registrant as Michael C. Hiler sold his 33,000,000 common shares to Dickinson Capital, LLC, an entity controlled by Mark B. Goldstein for $.00176 per common share.

On August 19, 2011, the registrant sold 250,000 restricted common shares to Dan Young and Karen Young, unaffiliated sophisticated investors, at $.10 per common share for a total of $25,000. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor’s common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor’s common shares.  As of the date of this memorandum the shares have not yet been issued and are not included in any share summaries or calculations within this document.

On September 16, 2011, the registrant sold 500,000 restricted common shares to Mark Kaiser, an unaffiliated sophisticated investor, at $.10 per common share for a total of $50,000 and also granted him the right to purchase up to an additional 500,000 shares at $.10 per share through October 14, 2011. The registrant granted the investor piggyback registration rights whereby the registrant will include the investor’s common shares in any public offering the registrant conducts. The registrant will bear all costs of the registration of investor’s common shares.

In 2012, the registrant placed a total of $26,000 worth of units to 3 investors under SEC Rule 4(2) and issued 325,000 common shares and 325,000 “A” warrants and 325,000 “B” warrants.

In 2012, the registrant issued 4,000,000 shares of common stock for cash of $320,000 to investors at $0.08 per share.

In 2012, the registrant issued 1,000,000 shares for services to a consultant with a fair value of $60,000.

In January 2013, the registrant sold 450,000 shares at $0.08/share to two investors for a total of $36,000.

In February 2013, the registrant issued 19,792 shares in lieu of accrued interest of $1,583 owed to one investor.

In March 2013, the registrant sold 625,000 shares at $0.08/share to one investor for a total of $50,000.

In March 2013, the registrant issued an aggregate of 1,000,000 shares to three consultants for services.  The market value of the stock at the date of issuance was $62,000.

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

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant is in the final stages of the development of its PMX Gold Bullion Dispensing Terminal prototype called the MGIV.  The terminal is an unmanned dispenser which allows for gold dispensing and deposit and account management functions.  These terminals also incorporate conventional ATM technology.

The registrant has been assigned the ownership rights to two U.S. Provisional Patent Applications and the third and final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and is in the final stages to file full patent applications for its proprietary gold machine, which will dispense automated gold bullion bars and coins.

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

We depend on our relationships with precious metals mints and gold wholesalers for the supply of our primary product, which is fine .9999 24K gold.  If any of our relationships with these sources deteriorate, we may be unable to procure a sufficient quantity of high-quality gold at prices acceptable to us or at all.  In such a case, we may not be able to fulfill the demand of our existing customers using United States made gold and will look for alternative mints in other countries to supply the demand for new machines to be placed in the United States and in other countries.

5. Changes in the foreign exchange rate could negatively affect our profitability. We face foreign exchange rate exposure as we intend to allow for our products to be bought and sold in multiple currencies. To the extent that we are unable to unsuccessfully hedge any exposure that we face in these transactions we could suffer financial losses.

Results of Operations for the twelve months ended December 31, 2012 and 2011

For the year ended December 31, 2012, the registrant did not report any revenues.  We had depreciation expenses of $12,810 a loss on the impairment of machinery of $54,342, and selling, general and administrative expenses of $278,233.  We had gains on settlement of debt of $10,155 and interest expenses of $30,690.  As a result, we had a net loss of $365,920 for the year ended December 31, 2012.

Further, we had the following adjustments to reconcile net loss to net cash provided by and used in operating activities.  We had $60,000 from the issuance of common stock for services, $12,810 from depreciation, and a $54,342 loss on impairment of machine.  We had a $8,410 loss on conversion of convertible notes, a $7,292 amortization of note payable discount, and $25,000 in in-kind services.  We had a change in inventory of $161,563, prepaid expenses and other current assets of $413, and paid a security deposit of $5,000.  We received $10,036 from accounts payable, $23,411 from accrued interest, and paid $10,250 in accrued expenses.  As a result, we had net cash used in operating activities of $341,019 for the year ended December 31, 2012.

In comparison, for the year ended December 31, 2011, the registrant reported revenues of $167,200.  The cost of sales was $163,120, resulting in a gross profit of $4,080.  We had depreciation costs of $17,080.  We also had $1,614,406 in selling, general and administrative expenses.  We had gains on the settlement of debt of $36,935, and an interest expense of $33,777, resulting in a net loss of $1,624,248 for the year ended December 31, 2011.

Further, we had the following adjustments to reconcile net loss to net cash provided by and used in operating activities.  We received $1,154,960 from the issuance of common stock for services.  We paid $371,355 for the conversion/ retirement of notes payable.  We had $17,080 in depreciation, received $229,529 for conversion in to stock, and $89,956 from conversion into warrants.  We had $105,044 from the amortization of note payable discount.  There was a $40,372 change in restricted cash, a $96,737 change in inventory, $15,170 in prepaid expenses and other current assets, a security deposit of $2,000, and a conversion of a prepaid deposit of $83,603.  We paid accounts payable of $40,471, had accrued interest of $33,776, and accrued expenses of $678.  We recorded a reduction in derivative liability of $149,599.  As a result, we had net cash used in operating activities of $316,768 for the year ended December 31, 2011.

The decrease in net cash used for operating activities is primarily a result of decreased operations for the year ended December 31, 2012.  We did not have to issue as many shares in order to fund operating activities during this period as we did for the year ended December 31, 2011.

Liquidity and Capital Resources

For the year ended December 31, 2012, we paid $114,370 for the purchase of fixed assets, resulting in net cash used in investing activities of $114,370.  Comparatively, for the year ended December 31, 2011, we used $83,603 for the purchase of fixed assets, resulting in net cash used by investing activities of $83,603.

For the year ended December 31, 2012, we received $65,551 in proceeds from notes payable and $84,500 from related parties notes payable.  We spent $2,500 on payments on related party short term loans and paid $2,500 on payments made to a stockholder.  We received $346,000 from the proceeds from stock issuances and spent $22,500 on the repayment of notes payable.  As a result, we had net cash provided by financing activities of $468,551 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, we received $244,500 from proceeds for notes payable and received a $7,500 loan from a related party.  We received $2,500 from a short-term loan from a stockholder.  We received $179,999 from the proceeds of stock issuances and spent $77,500 on repayment of notes payable.  As a result, we had net cash provided by financing activities of $356,999 for the year ended December 31, 2011.

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

Our capital strategy is to increase our near and mid term cash balance through financing transactions, including the issuance of debt and/or equity securities. Once our PMX Gold ATM terminal prototypes have been developed and put into the field we intend to work to develop a pro-forma financial model based on their results and pursue traditional Wall Street financing.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2012.

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

PMX Communities, Inc.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

PMX Communities, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PMX Communities, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of PMX Communities, Inc. and Subsidiaries as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $365,920, a negative cash flow from operations of $341,019, a working capital deficiency of $208,694 and a stockholders' deficiency of $88,046. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Liggett, Vogt, & Webb P.A.

LIGGETT, VOGT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PMX Communities, Inc

We have audited the accompanying consolidated balance sheets of PMX Communities, Inc. and subsidiary as of December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011. PMX Communities Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12, the Company has incurred significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company has given retroactive effect to the change to the dual method of quantifying misstatements of prior year financial statements. The dual method is required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

 /s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

April 16, 2012

PMX Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2012 and 2011 (Restated)

	December 31, 2012	December 31, 2011 (Restated)
Assets

Current assets
Cash and cash equivalents	$ 16,971	$ 3,809
Inventory	164,748	3,184
Prepaid expenses	500	913
Other current assets	500
Total current assets	182,719	7,906

Fixed assets
Property and equipment , net	115,210	67,992

Other Assets
Security Deposits	5,438	939
Total assets	$ 303,367	$ 76,837

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 50,753	$ 40,717
Accrued expenses	12,647	22,897
Related parties - short-term loan	5,000	7,500
Due to stockholder	-	2,500
Notes payable - short term, net	323,013	171,156
Total current liabilities	391,413	244,770
Notes payable - long term	-	12,861
Total Liabilities	391,413	257,631

Commitments and Contingency (See Note 10)	-	-

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000 shares; issued and outstanding 75,707,288 and 69,631,053 as of December 31, 2012 and December 31, 2011, respectively	7,571	6,993
Additional paid-in capital	2,300,427	1,842,337
Accumulated deficit	(2,396,044)	(2,030,124)
Total stockholders' deficit	(88,046)	(180,794)
Total liabilities and stockholders' deficit	$ 303,367	$ 76,837

See accompanying notes to financial statements

PMX Communities, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Years Ended December 31, 2012 and 2011

	Years ended December 31, 2012	Years ended December 31, 2011 (Restated)

Net sales	$ -	$ 167,200
Cost of sales	-	163,120
Gross profit	-	4,080

Costs and expenses:
Depreciation	12,810	17,080
Loss on impairment of machine	54,342	-
Selling, general and administrative expenses	278,233	1,614,406
	345,385	1,631,486
Loss from operations	(345,385)	(1,627,406)

Gains on settlement of debt	10,155	36,935
Interest expense	(30,690)	(33,777)
Loss before income taxes	(365,920)	(1,624,248)
Income taxes	-	-
Net loss	$ (365,920)	$ (1,624,248)

Net loss per share- Basic and Diluted	$ (0.01)	$ (0.03)

Weighted average shares outstanding
Basic and Diluted	71,192,503	64,081,899

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2012 and 2011

	Common Stock Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance December 31, 2010	59,150,000	$ 5,915	$ 188,970	$ (405,876)	$ (210,991)
Common stock issued for services (January 2011)	50,000	5	10,995		11,000
Common stock issued for cash (June 2011)	250,000	25	24,975		25,000
Common stock issued from note conversion (June 2011)	1,300,000	130	124,870		125,000
Common stock issued for cash (August 2011)	250,000	25	24,975		25,000
Common stock issued for services (September 2011)	12,400,000	1,240	1,022,720		1,023,960
Common stock issued for cash (September 2011)	500,000	50	49,950		50,000
Common stock issued for services (October 2011)	600,000	60	119,940		120,000
Common stock issued for cash (October 2011)	800,000	80	34,328		34,408
Warrant "A" issued for cash (October 2011)			14,396		14,396
Warrant "B" issued for cash (October 2011)			15,196		15,196
Common stock issued for cash (November 2011)	200,000	20	8,578		8,598
Warrant "A" issued for cash (November 2011)			3,601		3,601
Warrant "B" issued for cash (November 2011)			3,801		3,801
Common stock issued from note conversion (December 2011)	2,431,053	243	104,286		104,529
Warrant "A" issued from note conversion (December 2011)			43,762		43,762
Warrant "B" issued from note conversion (December 2011)			46,194		46,194
Common stock canceled, issued previously for services (December 2011)	(8,000,000)	(800)	800		-
Net loss - December 31, 2011				(1,624,248)	(1,624,248)
Balance December 31, 2011 (Restated)	69,931,053	6,993	1,842,337	(2,030,124)	(180,794)
Common stock purchased for cash	4,000,000	400	319,600		320,000
Common stock units purchased for cash	325,000	33	25,967		26,000
Stock issued for services	1,000,000	100	59,900		60,000
In-kind services			25,000		25,000
Conversion of notes payable into common stock	451,235	45	27,623		27,668
Net loss - December 31, 2012				(365,920)	(365,920)
Balance December 31, 2012	75,707,288	$ 7,571	$ 2,300,427	$ (2,396,044)	$ (88,046)

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011 (Restated)
Cash flows from operating activities
Net loss	$ (365,920)	$ (1,624,248)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Issuance of common stock for services	60,000	1,154,960
Conversion/retirement of notes payable		(371,355)
Depreciation	12,810	17,080
Conversion into stock		229,529
Conversion into warrants		89,956
Loss on impairment of machine	54,342
Loss on conversion of convertible notes	8,410	-
Amortization of note payable discount	7,292	105,044
In-kind services	25,000
Change in assets and liabilities
Restricted cash	-	40,372
Inventory	(161,563)	96,737
Prepaid expenses and other current assets	413	15,170
Security deposit	(5,000)	2,000
Prepaid deposit	0	83,603
Accounts payable	10,036	(40,471)
Accrued interest	23,411	33,776
Accrued expenses	(10,250)	678
Derivative liability		(149,599)
Net cash used in operating activities	(341,019)	(316,768)
Cash flows from investing activities
Purchase of fixed assets	(114,370)	(83,603)
Net cash provided by (used in) investing activities	(114,370)	(83,603)
Cash flows from financing activities
Proceeds from notes payable	52,367	244,500
Proceeds from related parties notes payable	112,100	-
Loan from related party		7,500
Payments on related party - short-term loan	(2,500)	-
Short-term loan from stockholder		2,500
Payment made to stockholder	(2,500)	-
Proceeds from stock issuance	346,000	179,999
Repayment of notes payable	(36,916)	(77,500)
Net cash provided by financing activities	468,551	356,999
Net increase (decrease) in cash and cash equivalents	13,162	(43,372)
Cash and cash equivalents, beginning of fiscal year	3,809	47,181
Cash and cash equivalents, end of period	$ 16,971	$ 3,809
Supplementary information:
Cash paid for :
Interest	$ 396	$ -
Income taxes	$ -	$ -
Common stock issued for services	$ 60,000	$ 1,154,960
Conversion of Notes Payable into common stock	$ 27,668	$ 229,529
Warrants converted	$ -	$ 89,956

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and December 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS

PMX Communities, Inc.  "PMX" was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. PMX's year end is December 31.

On September 28, 2010, the Company formed PMX Gold, LLC, (“PMX Gold”) a Florida limited liability company as a wholly owned subsidiary of the Company to assist with evaluating and pursuing opportunities within the Gold Mining and Retail Gold Sales Industries.

On September 28, 2011, the Company formed PMX Gold Bullion Sales Inc. (“PMX Bullion”), a Florida corporation as a wholly owned subsidiary of the Company.

PMX, (through its wholly owned subsidiaries PMX Gold, LLC and PMX Gold Bullion Sales Inc.) focuses on the development of leveraged opportunities within the Retail Gold Sales and Gold Mining Industries.

PMX Communities, Inc and its wholly- owned subsidiaries are hereafter referred to as “the Company”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the valuation of inventories, deferred tax assets and equity transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of PMX Communities, Inc. and its wholly-owned subsidiaries, PMX Gold, LLC and PMX Gold Bullion Sales, Inc. All significant inter-company transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished gold bullion coins and bars.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful life of five years for equipment, seven years for molds and seven years for furniture and fixtures.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In such circumstances, those assets are written down to estimated fair value. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. During 2012, the Company recognized an impairment loss of $54,342.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an   examination.   For tax positions   meeting a "more-likely-than-not"   threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2012 and 2011, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The tax years for December 31, 2010-2012 remain subject to review by federal and state tax authorities.

Revenue Recognition

The Company recognizes revenue when it is realized and realizable.

 - Price is fixed or determinable; and

 - Collectability is reasonably assured

Subject to these criterions, the Company recognizes revenue at the time the merchandise is purchased and the machine dispenses the relevant merchandise. The Company offers its individual customers a 14-day warranty if the item is returned and if the TEP packaging is not broken. The customer will receive their money back. The Company estimates an allowance for sales returns based on historical experience with product returns. The Company closely follows the provisions of ASC 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting   period.  As of December 31, 2012 and 2011, the effect of 4,081,053 and 6,862,106 warrants are not included in the loss per share calculation since the effect is anti-dilutive.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year's presentation.  These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Recent Authoritative Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3 – CUMULATIVE EFFECT ADJUSTMENT UNDER SAB 108

During the 2012 financial statement audit, the Company determined that there were certain errors committed in the presentation of the previously reported 2011 financial statements.  In the 2011 report, a derivative conversion liability of $94,979 and a corresponding discount to notes payable of $39,620 related to convertible bonds were presented based on the erroneous assumption that the convertible notes required derivative accounting as of December 31, 2011.   This resulted in a net overstatement of liabilities of $62,651.  The Company has adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). This accounting literature provides guidance on how to quantify the effects of prior year misstatements. The Company determined these errors to be individually and in the aggregate immaterial, considering all the quantitative and qualitative factors, to all fiscal years prior to fiscal 2012 under the rollover method, the method which was historically used by the Company. However, given that the effect of correcting these errors in 2012 would cause the 2012 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method applying the guidance of SAB 108 was appropriate. Accordingly, the Company recorded an increase to the carrying amount of the opening balance of accumulated deficit and an offsetting entry to the corresponding liabilities to correct these errors. The cumulative adjustment is not recorded in the statements of operations. The impact on the previously reported accounts as of December 31, 2011, is as follows:

	December 31, 2011 (as previously reported)	SAB 108 Cumulative Effect Adjustment	December 31, 2011 (as adjusted)
Derivative conversion liability	$94,979	$(94,979)	$0
Notes payable – short term	138,828	32,328	171,156
Total liabilities	320,282	(62,651)	257,631
Accumulated deficit	(2,092,775)	62,651	(2,030,124)

Total stockholders' deficit	$(243,445)	$62,651	$(180,794)

The impact of the errors if they had been appropriately recorded in the Company's previously issued statements of operations is as follows:

Fiscal Year	Net Income (Loss) (as previously reported)	Adjustment	Net Income (Loss) (as adjusted)
2011	$(1,686,899)	$62,651	$(1,624,248)

Total adjustment		$62,651

The tax effect of the identified adjustments is not significant since the Company has a deferred tax asset with a full valuation allowance due to the Company's net operating loss carryforwards.

OTHER RESTATEMENT

The Company has restated the 2011 cash flow statement as originally presented in its financial statements filed with its 2011 10K filed April 16, 2012.  The changes and explanation of such are as follows:

Statements of Cashflows Items:	For the year ended December 31, 2011	Restatement Adjustment		As restated

Cash flows from operating activities
Prepaid deposits	(83,603)	167,206	(a)	83,603

Cash flows from investing activities
Purchase of property and equipment	83,603	(167,206)	(b)	(83,603)

(a)    To properly reflect the cash flow effect of prepaid deposit reclassified to property and equipment in 2011.

(b)   To properly reflect the cash flow effect of property and equipment placed in service in 2011.

NOTE 4 - INVENTORY

Included in inventory are the package materials used to hold each piece disbursed from the gold dispensing terminal.

Inventory consists of the following:

	December 31, 2012	December 31, 2011

Finished Goods	$164,748	$3,184
	$164,748	$3,184

NOTE 5 - PROPERTY AND EQUIPMENT

Components of property and equipment are as:

	December 31, 2012	December 31, 2011

Gold Machine	$-	$83,603
Construction In-Progress Gold Machine	131,761	-
Molds	8,909	-
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	405
Less: Accumulated Depreciation	(30,426)	(17,616)

Property and Equipment, net	$115,210	$67,992

Depreciation for the years ended December 31, 2012 and 2011 was $12,810 and $17,080, respectively.  During the year ended December 31, 2012, the Company recorded an impairment loss of $54,342 related to a gold machine.

NOTE 6 - ACCRUED EXPENSES

Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011

Accrued Professional Fees	$10,000	$14,058
Payroll Taxes Payable	66	218
Sales Tax Payable	2,581	8,621

	$12,647	$22,897

NOTE 7 - NOTES PAYABLE

Convertible Notes

Beginning in 2009, the Company entered into various Convertible Promissory Notes at an annual interest rate of 8-10%.  The Notes are unsecured and have staggered conversion features at 180, 360, 540 and 720 days after issuance and are convertible at a rate equal to 50% of the weighted average price in the 30 trading days preceding notice of conversion.

For the year ended December 31, 201,1 $113,600 of principal and $28,071 of accrued interest was converted into 1,770,888 shares of common stock, 1,770,888 “A” Warrants, and 1,770,888 “B” Warrants.   Notes totaling $45,000 and accrued interest of $5,949 were retired for cash resulting in a gain on retirement of notes of $26,935 that was reflected in the 2011 Statement of Operations.  One Note with a principal balance of $5,000 was converted to common stock at $0.05/share, resulting in the issuance of 100,000 shares of common stock.  Lastly, $120,000 of the Notes were issued and then converted to common stock at $0.10/share within the fiscal year ended December 31, 2011 resulting in the issuance of 1,200,000 shares of common stock.

For the year ended 2012, a Note totaling $11,400 of principal and accrued interest of $3,849 was retired for cash resulting in a gain on retirement of notes of $1,745 that was reflected in the 2012 Statement of Operations.  Additionally, Convertible Notes with a principal balance of $5,000 were converted to 70,610 shares of common stock at $0.08/share resulting in a gain on conversion of notes of $679.

The Convertible Notes carried outstanding principal of $25,000 and $41,400 as of December 31, 2012 and 2011, respectively.  Accrued interest was $6,736 and $6,730 as of December 31, 2012 and December 31, 2011.  The convertible features had expired on all outstanding Convertible Notes as of December 31, 2011.

Promissory Notes

Beginning in 2010, the Company entered into various Promissory Notes at an annual interest rate of 8-10%.  The Notes are unsecured and have maturities ranging from 6 months to 2 years.

During the year ended December 31, 2011, three shareholders converted $52,813 of their Promissory Notes into 660,165 shares of common stock, 660,165 “A” Warrants and 660,165“B” Warrants.

During the year ended December 31, 2012, one shareholder converted his Promissory Notes with a principal and accrued interest balance of $30,202 to 380,625 shares of common stock resulting in a gain of $7,731 that was recorded in the Statement of Operations.

The Promissory Notes carried outstanding principal of $298,013 and $126,000 as of December 31, 2012 and 2011, respectively.  Accrued interest was $25,146 and $17,178 as of December 31, 2012 and December 31, 2011.  Of these outstanding Promissory Notes, related parties held $85,561 in principal and accrued interest.

Future maturities of notes payable are as follows:

Year ending December 31, 2012

Past Due	$221,252
2013	101,761
2014	-
2015	-
2016	-
Total	$323,013

NOTE 8 - EQUITY TRANSACTIONS

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

In 2011, the Company placed a total of $80,000 worth of units under the private placement to 3 investors; and an additional $100,000 of common stock was placed with 3 investors under SEC Rule 4(2) resulting in the issuance of 1,000,000 shares.

In 2012, the Company placed a total of $26,000 worth of units to 3 investors Under SEC Rule 4(2) and issued 325,000 common shares and 325,000 “A” Warrants and 325,000 “B” Warrants.

In 2012, the Company issued 4,000,000 shares of common stock for cash of $320,000 to investors at $0.08 per share.

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

In 2012, the Company issued 1,000,000 shares for services to a consultant with a fair value of $60,000.

During 2012, the Company recorded an in-kind contribution of $25,000 for the value of the services provided by the CEO.

Warrants

The following tables summarize all “A” and “B” warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2012 and December 31, 2011, and the related changes during these years. The A warrants are exercisable at $0.20 per share for a period of one year from the date of issue and the B warrants are exercisable at $0.25 per share for a period of two years from the date of issue.

Warrants
Balance at December 31, 2010	0
Issued	6,862,106
Exercised	0
Expired/Forfeited	0
Balance at December 31, 2011	6,862,106
Warrants Exercisable at December 31, 2011	6,862,106
Weighted Average Fair Value of Warrants Granted During 2011	$0.0185

Balance at December 31, 2011	6,862,106
Issued	650,000
Exercised	0
Expired/Forfeited	(3,431,053)
Balance at December 31, 2012	4,081,053
Warrants Exercisable at December 31, 2012	4,081,053
Weighted Average Fair Value of Warrants Granted During 2012	$0.0068

NOTE 9 - RELATED PARTY TRANSACTIONS

In 2011, the Company engaged in a transaction with various related parties and borrowed a total of $54,500 via the 2011 Promissory Notes and $180,000 via the 2011 Convertible Notes. (See Note 8).

Additionally, in 2011, the Company repaid $77,500 in principal on convertible notes to 3 related parties.

In 2011, the Company’s majority shareholder converted $37,678 of convertible debt into 470,975 shares of common stock, 470,975 “A” Warrants and 470,975 “B” Warrants.

In 2012, the Company’s majority shareholder loaned the Company $112,100 and was repaid $2,500 from a previous note.  Additionally, the Company’s CEO loaned the Company $10,000.

NOTE 10 – COMMITMENT AND CONTIGENCY

The Company signed a lease agreement with West Boca Executive Suites on September 20, 2010 and no longer occupies the space.

The Company signed a 36-month lease agreement for office space at Reflections of Boca LLC.  The rent is $1,366 per month.

The Company signed a 12-month lease for rental space for the Company’s gold dispensing terminal  on January 1, 2013.  The rent is $3,500 per month.

Security Deposits consist of the following:

	December 31, 2012	December 31, 2011

West Boca Executive Suites	$939	$939
Reflections OF Boca LLC	4,499	-
	$5,438	$939

Future lease commitments

For the years ending:
2013	$58,392
2014	16,392
2015	13,660
Total	$88,444

NOTE 11 – PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
At December 31, deferred tax assets consist of:
Net operating loss carry forward	$1,927,813	$1,686,899
Start-up costs capitalized for tax purposes	405,876	405,876
Gross deferred tax assets	816,791	732,471
Valuation allowance	(816,791)	(732,471)
Net deferred tax assets	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2012	2011

Combined statutory income tax rate	35%	35%

Valuation allowance	(35%)	(35%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2012, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carry forward of $1,927,813 available to offset future taxable income through 2032. The valuation allowance increased $84,320 for the year ended December 31, 2012.

The Company’s federal income tax returns for the years ended December 31, 2010 through December 31, 2012 remains subject to examination by the Internal Revenue Services as of December 31, 2012.

NOTE 12 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $365,920 and $1,624,248 for the years ended December 31, 2012 and

December 31, 2011, respectively. The Company has a working capital and stockholders' deficiency of $208,694 and $88,046, respectively at December 31, 2012.  There is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, the registrant feels organic growth through a new acquisition strategy in their other subsidiaries will assist the registrant in achievement of their goals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 - SUBSEQUENT EVENTS

Equity Transactions

In January of 2013, the Company sold 450,000 shares at $0.08/share to 2 investors for a total of $36,000.

In February of 2013, the Company issued 19,792 shares in lieu of accrued interest of $1,583 owed to one investor.

In March of 2013, the Company sold 625,000 shares at $0.08/share to 1 investor for a total of $50,000.

In March of 2013, the Company issued an aggregate of 1,000,000 shares to 3 consultants for services.  The market value of the stock at the date of issuance was $62,000.

Machine Placement

On January 4, 2013, the Company placed a gold dispensing terminal in service.  The machine was classified as construction-in-progress on the December 31, 2012 balance sheet.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

1) Previous Independent Auditors:

a. On February 15, 2013, the registrant dismissed Lake & Associates CPA’s LLC of Boca Raton, Florida, as their registered independent public accountant.  On the same day, the registrant engaged Liggett, Vogt & Webb, P.A. as its new registered independent public accountant.

b. For each of the years ended December 31, 2011 and 2010, Lake’s report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern.

c. The decision to dismiss Lake and to engage Liggett was approved by the registrant’s board of directors.

d. Through the period covered by the financial audit for the years ended December 31, 2011 and 2010, and including its review of financial statements of the quarterly periods through September 30, 2012 there have been no disagreements with Lake on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Lake would have caused them to make reference thereto in their report on the financial statements.  For the interim period through February 15, 2013 (the date of dismissal), there have been no disagreements with Lake on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Lake would have caused them to make reference thereto in their report on the financial statements.

e. We have authorized Lake to respond fully to any inquiries of Liggett.

f. During the years ended December 31, 2011 and 2010 and the interim period through February 15, 2013, there have been no reportable events between the registrant and Lake as set forth in Item 304(a)(1)(v) of Regulation S-K

g. The registrant provided a copy of the foregoing disclosures to Lake prior to the date of the filing of this report and requested that Lake furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this report.  A copy of this letter is filed as Exhibit 16.1 to our Form 8-K filed February 22, 2013.

2) New Independent Accountants:

a. On February 15, 2013, the registrant engaged Liggett, Vogt & Webb, P.A as its new registered independent public accountant.  During the year ended December 31, 2012 and 2011 and prior to February 15, 2013 (the date of the new engagement), we did not consult with Liggett regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the registrant’s financial statements by Liggett, in either case where written or oral advice provided by Liggett would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9a.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

The registrant hired an outsource certified public accountant to work with our CFO and management on an as needed basis to eliminate the material weaknesses.  We will continue to aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b.  Other Information

None

PART III

Item 10.  Directors, Executive Officers And Corporate Governance.

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

Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Lindsey Perry	58	CEO/ Director/ CFO/ Controller	April 18, 2012 to present

Mervyn M. Gervis	63	VP/ Director	May 15, 2009 to present

Richard D. Seay	57	VP/ Director	December 16, 2011 to present

Business Experience of Officers, Directors and Significant Employees

Lindsey R. Perry, Jr. has been the chairman, chief executive officer, and chief financial officer of PMX Communities since April 19, 2012.  Mr. Perry graduated from Bucknell University in 1977 with a Bachelor of Science Degree in accounting.

Mervyn M. Gervis has been vice president and director of PMX Communities since May 2009.  From 1995 to present, Mr. Gervis has been president of Universal Telecommunications, Inc., a telecommunications company.  Prior to that he ran a mining operation in the Western Transvaal region of South Africa.  Mr. Gervis was involved in mining of manganese ores and diamond prospecting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2012.

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

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•

Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Lindsey Perry	2012	-	-	-	-	-	-	-	-
CEO/ CFO	2011	-	-	-	-	-	-	-	-

Michael C. Hiler	2012	-	-	-	-	-	-	-	-
Former CEO/ CFO	2011	-	-	-	-	-	-	$44,350	$44,350

Mervyn M. Gervis	2012	-	-	-	-	-	-	-	-
VP, Director	2011	-	-	-	-	-	-	-	-

Michael W. McCauley	2012	-	-	-	-	-	-	-	-
FormerVP	2011	-	-	$100,000	-	-	-	-	$100,000
Mark Connell	2012	-	-	-	-	-	-	-	-
Former President	2011	$7,500	-	$600,000(1)	-	-	-	-	$607,500

Alfred Cortellini	2012	-	-	-	-	-	-	-	-
Former Director	2011	-	-	$200,000(1)	-	-	-	-	$200,000
Rick Seay	2012	-	-	-	-	-	-	-	-
Director	2011	-	-	-	-	-	-	-	-

(1)

The shares related to this stock compensation were canceled before the period end of 12/31/2011

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Lindsey R. Perry, Jr. (1)	2,157,144 direct	2.77%
6505 NW 39th Terrace	110,000 indirect(2)	0.14%
Boca Raton, FL 33496

Mervyn M. Gervis (3)	1,000,000 direct	1.29%
59,38 Catesby Street
Boca Raton, FL 33433
Richard D. Seay (4)	0	0%
2500 Hollywood Blvd.,
Suite 201
Hollywood, FL 33020

Directors/ Officers	3,157,144 direct	4.06%
As a group three (3) persons	110,000 indirect	0.14%

Mark Goldstein	1,650,000 direct	2.12%
2700 N. Military Trail	33,000,000 indirect (5)	42.42%
Suite 130
Boca Raton, FL 33431

(1)Mr. Perry is an officer and director of PMX Communities.

(2)These shares are owned by Caddyshack Partners, LLC.  Mr. Perry owns 25% of this entity

(3)Mr. Gervis is an officer and director of PMX Communities.

(4)Mr. Seay is a director of PMX Communities.

(5)Represents common shares held by Dickinson Capital, LLC (a Florida limited liability company) that is controlled by Mark B. Goldstein.

Based upon 77,802,080 outstanding common shares as of April 15, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

All of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2012 and 2011 there were no transactions with related persons other than as described in the section below.

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

Item 14. Principal Accounting Fees and Services

Liggett, Vogt & Webb, P.A. has served as our independent registered public accounting firm since February 15, 2013, and performed the audit for the year ended December 31, 2012.

Lake and Associates CPA's, LLC served as our independent registered public accounting firm for 2012 and 2011.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012 and 2011.

	2012	2011
Audit Fees	$20,750	$12,600
Audit-Related Fees	-	-
Tax Fees	500	-
All Other Fees	-	-
Total	$21,250	$12,600

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

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-

approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the entire Board of Directors.

Board of Directors Report

The Board of Directors has reviewed and discussed with the registrant's management and independent auditor the audited consolidated financial statements of the registrant’s contained in the registrant's Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2012.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the registrant's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the Board concerning independence, and has discussed with its independent auditor its independence from the registrant.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the registrant's Annual Report on Form 10-K for its fiscal year ending December 31, 2012 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	September 3, 2009
3.2	Certificate of Amendment	Form S-1	September 3, 2009
3.3	Certificate of Change	Form S-1	September 3, 2009
3.4	Bylaws	Form S-1	September 3, 2009
10.1	Lease-Purchase Option	Form S-1	September 3, 2009
10.2	Revised Assignment and Assumption	Form S-1/A	October 16, 2009
10.3	Agreement with Invisosoft	Form S-1	September 3, 2009
10.4	Business Consultant Agreement	Form S-1	September 3, 2009
10.5	Gervis Agreement	Form S-1/A	October 16, 2009
10.6	Partial Satisfaction of Promissory Notes	Form S-1/A	October 16, 2009
10.7	Mark Goldstein Note Dated 2/13/09	Form S-1/A	October 16, 2009
10.8	Barry Roderman Note Dated 2/13/09	Form S-1/A	October 16, 2009
10.9	Mark Connell Note Dated 2/27/09	Form S-1/A	October 16, 2009
10.10	Andrew Goldstein Note Dated 3/8/09	Form S-1/A	October 16, 2009
10.11	Philip and Cynthia Liberty Note Dated 6/19/09	Form S-1/A	October 16, 2009
10.12	Glenn Murphy Note Dated 6/25/09	Form S-1/A	October 16, 2009
10.13	Financing Agreement Dated 8/18/10	Form 8-K	October 20, 2010
10.14	Agreement Dated 9/2/10	Form 8-K	October 20, 2010
10.15	Agreement Dated 10/5/10	Form 8-K	October 20, 2010
10.16	Transmedia Consulting Agreement	Form 8-K	December 20, 2010
10.17	Tritos Consulting Agreement	Form 8-K	December 20, 2010
10.18	Development Agreement	Form 8-K	August 29, 2011
10.19	Financing Agreement	Form 8-K	August 29, 2011
10.20	Employment Agreement	Form 8-K	August 29, 2011
10.21	2011 Stock Awards Plan	Form 8-K	August 29, 2011
10.22	First Amendment to Executive Employment Agreement	Form 8-K/A	February 15, 2012
10.23	Promissory Note	Form 8-K/A	February 15, 2012
16.1	Auditor's Letter	Form 8-K/A	February 22, 2013
99.1	Confidentiality Agreement	Form 8-K	May 21, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMX COMMUNITIES, INC.

BY: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer

Dated: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer

Dated: April 15, 2013