Form 10-Q
period 2013-03-31
PMX Communities, Inc.
filed 2013-05-20
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 20, 2013:

Common Stock – 77,782,288

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	4
	Unaudited Consolidated Statements of Operations -
	For the Three Months Ended March 31, 2013 and 2012	5
	Unaudited Consolidated Statements of Cash Flows -
	For the Three Months Ended March 31, 2013 and 2012	6
	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 1a.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets

Current assets
Cash and cash equivalents	$ 22,700	$ 16,971
Inventory	151,843	164,748
Prepaid expenses	499	500
Security deposits		-
Other current assets	2,309	500
Total current assets	177,351	182,719

Fixed assets
Property and equipment , net	132,435	115,210

Other assets
Security deposits	5,438	5,438
Total assets	$ 315,224	$ 303,367

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 57,779	$ 50,753
Accrued expenses	10,355	12,647
Short-term loan	-
Related parties - short-term loan	91,616	5,000
Notes payable - short term	242,848	323,013
Total current liabilities	402,598	391,413

Notes payable - long term	-	-
Total Liabilities	402,598	391,413

Stockholders' deficit

Common stock, $.0001 par value; authorized 100,000,000 shares; issued and outstanding 77,782,288 and 75,707,288 shares as of March 31, 2013 and December 31, 2012	7,778	7,571
Additional paid-in capital	2,448,219	2,300,427
Accumulated deficit	(2,543,371)	(2,396,044)
Total stockholders' deficit	(87,374)	(88,046)
Total liabilities and stockholders' deficit	$ 315,224	$ 303,367

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net sales	$ 19,143	$ -
Cost of sales	13,966	-
Gross profit	5,177	-

Costs and expenses:
Depreciation	6,957	4,270
Selling, general and administrative expenses	139,096	74,243
Research and development	-
	146,053	78,513
Loss from operations	(140,876)	(78,513)

Other income	-	-
Interest expense	(6,451)	(5,278)
Loss before income taxes	(147,327)	(83,791)
Income taxes	-	-
Net loss	$ (147,327)	$ (83,791)

Beneficial Conversion	-	(19,939)

Net loss attributable to Conversion	$ (147,327)	$ (63,852)

Basic net loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding Basic	76,163,900	68,614,144

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months ended March 31, 2013	Three Months ended March 31, 2012

Cash flows from operating activities
Net loss	$ (147,327)	$ (63,852)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	6,957	4,270
Stock for services	62,000
Accrued interest	6,451	5,278
Derivative accretion	-	(19,939)
Change in assets and liabilities
Inventory	12,905	-
Prepaid expenses and other current assets	(1,807)	(1,448)
Security deposit	-	(4,500)
Accounts payable	7,025	19,149
Accrued expenses	(2,292)	(2,307)
Net cash used in operating activities	(56,088)	(63,349)

Cash flows from investing activities
Purchase of fixed assets	(24,183)	-
Net cash provided by investing activities	(24,183)	-

Cash flows from financing activities
Proceeds from notes payable	-	60,968
Payments on related party - short-term loan		(2,500)
Payment made to stockholder		(2,500)
Proceeds from stock issuance	86,000	10,000
Repayment of notes payable	-	-
Net cash provided by financing activities	86,000	65,968

Net increase in cash and cash equivalents	5,729	2,619
Cash and cash equivalents, beginning of fiscal year	16,971	3,809
Cash and cash equivalents, end of period	$ 22,700	$ 6,428

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

 See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and March 31, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2012

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had incurred a net loss from operations and has a history of losses, resulting in an accumulated deficit and a working capital deficit.

Based on the above considerations, there is a substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and/or attain working capital through financing or equity.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, the registrant feels organic growth through a new acquisition strategy in their other subsidiaries will assist the registrant in achievement of their goals.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – EQUITY FINANCING

In January of 2013, the Company sold 450,000 shares of common stock, for proceeds of$36,000 to 2 investors at $0.08/share.

In March of 2013, the Company sold 625,000 shares of common stock, for proceeds of $50,000 to 1 investor at $0.08/share.

On March 1, 2013, the Company issued 1,000,000 shares of stock to 3 professionals for services rendered.  The stock had a market price of $0.062 at the time of issuance and $62,000 was charged to operations for the period ended March 31, 2013.

NOTE 5 – DEBT FINANCING, RELATED PARTY

On February 20, 2013, one shareholder made a short-term loan of $10,000 to the Company.  The loan was non-interest bearing and was repaid on March 3, 2013.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2013 and through the date of filing with the Securities and Exchange Commission that would require reporting.  None were noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant has developed its PMX Gold Bullion Dispensing Terminal prototype called the MGIV and deployed the first prototype in Boca Raton, Florida..  The terminal is an unmanned dispenser which allows for gold dispensing and deposit and account management functions.  These terminals also incorporate conventional ATM technology.

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

Results of Operations

For the three months ended March 31, 2013, the registrant had net sales of $19,143.  The cost of sales was $13,966, resulting in a gross profit of $5,177.  We had depreciation expenses of $6,957, selling, general and administrative expenses of $139,096, and interest expenses of $6,451.  As a result, we had a net loss of $147,327 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we did not make any sales.  We had depreciation expenses of $4,270, selling, general and administrative expenses of $74,243, and interest expenses of $5,278.  As a result, we had a net loss of $83,791 for the three months ended March 31, 2012.  We lost $19,939 on a beneficial conversion, resulting in a net loss attributable to conversion of $63,852 for the period.

The $63,536 difference between the three months ended March 31, 2013 and 2012 is primarily the result of greatly increased selling, general and administrative expenses during the three months ended March 31, 2013.  These expenses were partly increased due to the costs of beginning operations, and partly increased due to increased expenses related to financial reporting.

Liquidity and Capital Resources

For the three months ended March 31, 2013, we purchased fixed assets for $24,183.  As a result, we had net cash used in investing activities of $24,183 for the period.  We did not pursue any investing activities for the three months ended March 31, 2013.

For the three months ended March 31, 2013, we received $86,000 as proceeds from stock issuance.  As a result, we had net cash provided by financing activities of $86,000 for the period.

For the three months ended March 31, 2012, we received $60,698 as proceeds from notes payable and $10,000 as proceeds from stock issuance.  We paid $2,500 on a related party short term loan and $2,500 for a payment to a stockholder.  As a result, we had net cash provided by financing activities of $65,968 for the three months ended March 31, 2012.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 20, 2013