Form 10-Q
period 2013-06-30
PMX Communities, Inc.
filed 2013-08-14
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, August 14, 2013:

Common Stock – 77,802,080

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	4
	Unaudited Consolidated Statements of Operations -
	For the Three and Six Months Ended June 30, 2013 and 2012	5
	Unaudited Consolidated Statements of Cash Flows -
	For the Six Months Ended June 30, 2013 and 2012	6
	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	15

Item 1a.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$ 1,883	$ 16,971
Inventory	148,519	164,748
Prepaid expenses	500	500
Other current assets	500	500
Total current assets	151,402	182,719

Fixed assets
Property and equipment , net	144,044	115,210

Other assets
Security deposits	5,438	5,438

Total assets	$ 300,884	$ 303,367

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 55,510	$ 50,753
Accrued expenses	10,615	12,647
Related parties - short-term loan	107,739	5,000
Notes payable - short term	248,420	323,013
Total current liabilities	422,284	391,413

Total Liabilities	422,284	391,413

Stockholders' deficit

Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 77,802,080 and 75,707,288 shares as of June 30, 2013 and December 31, 2012	7,780	7,571
Additional paid-in capital	2,449,801	2,300,427
Accumulated deficit	(2,578,981)	(2,396,044)
Total stockholders' deficit	(121,400)	(88,046)
Total liabilities and stockholders' deficit	$ 300,884	$ 303,367

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Net sales	$ 4,321	$ -	$ 23,464	$ -
Cost of sales	3,324	-	17,290	-
Gross profit	997	-	6,174	-

Costs and expenses:
Depreciation	7,934	4,270	14,891	8,540
Selling, general and administrative expenses	20,394	101,108	159,490	175,352
Research and development	-	-	-	-
	28,328	105,378	174,381	183,892
Loss from operations	(27,331)	(105,378)	(168,207)	(183,892)

Other income	-	-	-	-
Interest expense	(8,280)	(6,214)	(14,730)	(11,492)
Loss before income taxes	(35,611)	(111,592)	(182,937)	(195,384)
Income taxes	-	-	-	-
Net loss	$ (35,611)	$ (111,592)	$ (182,937)	$ (195,384)

Beneficial Conversion	-	34,264	-	14,325

Net loss attributable to Conversion	$ (35,611)	$ (145,856)	$ (182,937)	$ (209,709)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding Basic	77,782,505	70,582,427	77,193,723	70,319,240

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$ (182,937)	$ (209,709)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	14,891	8,540
Stock for services	62,000	60,000
Accrued interest	14,730	11,492
Derivative accretion	-	14,325
Change in assets and liabilities
Inventory	16,229	-
Prepaid expenses and other current assets	-	(1,948)
Security deposit	-	(4,500)
Accounts payable	4,756	26,244
Accrued expenses	(2,032)	(8,492)
Net cash used in operating activities	(72,363)	(104,048)

Cash flows from investing activities
Purchase of fixed assets	(43,725)	-
Net cash provided by investing activities	(43,725)	-

Cash flows from financing activities
Proceeds from notes payable	25,000	79,968
Payments on related party - short-term loan	(10,000)	(2,500)
Payment made to stockholder		(2,500)
Proceeds from stock issuance	86,000	26,000

Net cash provided by financing activities	101,000	100,968

Net increase in cash and cash equivalents	(15,088)	(3,080)
Cash and cash equivalents, beginning of fiscal year	16,971	3,809
Cash and cash equivalents, end of period	$ 1,883	$ 729

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash Disclosures:
Exchange of common stock for accrued interest	$ 1,583	$ -

 See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and June 30, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2012

NOTE 3 - GOING CONCERN

The Company had incurred a net loss from operations and has a history of losses, resulting in an accumulated deficit and a working capital deficit.

Based on the above considerations, there is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and/or attain working capital through financing or equity.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, the registrant feels organic growth through a new acquisition strategy in their other subsidiaries will assist the registrant in achievement of their goals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – EQUITY FINANCING

In January of 2013, the Company sold 450,000 shares of common stock, for proceeds of $36,000,  to 2 investors at $0.08/share.

In March of 2013, the Company sold 625,000 shares of common stock, for proceeds of $50,000,  to 1 investor at $0.08/share.

On March 1, 2013, the Company issued 1,000,000 shares of stock to 3 professionals for services rendered.  The stock had a market price of $0.062 at the time of issuance and $62,000 was charged to operations for the period ended March 31, 2013.

On June 30, 2013, the Company issued 17,972 shares of common stock to one shareholder to compensate him for interest on his previously converted convertible bond.  The interest of $1,583 was charged to operations for the quarter ended June 30, 2013.

NOTE 5 – DEBT FINANCING, RELATED PARTY

On February 20, 2013, one shareholder made a short-term loan of $10,000 to the Company.  The loan was non-interest bearing and was repaid on March 3, 2013.

In the quarter ended June 30, 2013, one shareholder made a short-term loans of $5,000 and $10,000 to the Company.  The loans bear interest at 5% and each has a 6-month maturity.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2013and through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.  None were noted.

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

Results of Operations

For the three months ended June 30, 2013, we earned $4,321 in revenues.  Our cost of sales was $3,324, resulting in a gross profit of $997.  We had depreciation expenses of $7,934, selling, general and administrative expenses of $20,394, and interest expenses of $8,280.  As a result, we had a net loss of $35,611 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we did not earn any revenues.  We had depreciation expenses of $4,270, selling, general and administrative expenses of $101,108, and interest expenses of $6,214.  As a result, we had a net loss of $111,592 for the three months ended June 30, 2012.  We had a beneficial conversion of $34,264, resulting in net loss attributable to conversions of $145,856 for the period.

The $75,981 difference between the three months ended June 30, 2013 and 2012 is primarily the result of greatly decreased selling, general and administrative expenses, as well as earning revenues during the three months ended June 30, 2013.  The decreased expenses are a result of having an established market and beginning sales, rather than having to direct funds toward establishing that market.

For the six months ended June 30, 2013, we earned $23,464 in revenues.  Our cost of sales was $17,290, resulting in a gross profit of $6,174.  We had depreciation expenses of $14,891, selling, general and administrative expenses of $159,490, and interest expenses of $14,730.  As a result, we had a net loss of $182,937 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we did not earn any revenues.  We had depreciation expenses of $8,540, selling, general and administrative expenses of $175,352, and interest expenses of $11,492.  As a result, we had a net loss of $195,384 for the six months ended June 30, 2012.  We had a beneficial conversion of $14,325, resulting in net loss attributable to conversion of $209,709 for the period.

The $12,447 difference in the net loss between the six months ended June 30, 2013 and 2012 is primarily due to the revenues earned during the six months ended June 30, 2013.  We decreased our selling, general and administrative expenses by $15,862, but our depreciation expenses increased by $6,351 and our interest expenses increased by $3,238 during the six months ended June 30, 2013.  We were able to use our established market to decrease our selling, general and administrative expenses as well as to start earning revenues.

Liquidity and Capital Resources

For the six months ended June 30, 2013, we purchased fixed assets for $43,725.  As a result, we had net cash used in investing activities of $43,725 for the period.  We did not pursue any investing activities for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we received $25,000 as proceeds from notes payable and $86,000 as proceeds from stock issuances.  We spent $10,000 on payments on related party – short-term loans.  As a result, we had net cash provided by financing activities of $101,000 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we received $79,968 as proceeds from notes payable and $26,000 as proceeds from stock issuances.  We spent $2,500 on payments on related party – short-term loans and $2,500 on payment made to stockholder.  As a result, we had net cash provided by financing activities of $100,968 for the six months ended June 30, 2012.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2013