Form 10-K/A
period 2012-12-31
PMX Communities, Inc.
filed 2013-11-04
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to the Form 10-K, as originally filed on April 15, 2013, is being filed solely to insert the new audit report for the year ended December 31, 2011.

No other changes have been made to this Form 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

/s/Liggett, Vogt, & Webb P.A.

LIGGETT, VOGT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

April 12, 2013

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd, Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

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

Messineo & Co., CPAs, LLC

Clearwater, FL

October 29, 2013

PMX Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Assets

Current assets
Cash and cash equivalents	$ 16,971	$ 3,809
Inventory	164,748	3,184
Prepaid expenses	500	913
Other current assets	500
Total current assets	182,719	7,906

Fixed assets
Property and equipment , net	115,210	67,992

Other Assets
Security Deposits	5,438	939
Total assets	$ 303,367	$ 76,837

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 50,753	$ 40,717
Accrued expenses	12,647	22,897
Related parties - short-term loan	5,000	7,500
Due to stockholder	-	2,500
Notes payable - short term, net	323,013	171,156
Total current liabilities	391,413	244,770
Notes payable - long term	-	12,861
Total Liabilities	391,413	257,631

Commitments and Contingency (See Note 10)	-	-

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000 shares; issued and outstanding 75,707,288 and 69,631,053 as of December 31, 2012 and December 31, 2011, respectively	7,571	6,993
Additional paid-in capital	2,300,427	1,842,337
Accumulated deficit	(2,396,044)	(2,030,124)
Total stockholders' deficit	(88,046)	(180,794)
Total liabilities and stockholders' deficit	$ 303,367	$ 76,837

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

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2012 and 2011

	Common Stock Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance December 31, 2010	59,150,000	$ 5,915	$ 188,970	$ (405,876)	$ (210,991)
Common stock issued for services (January 2011)	50,000	5	10,995		11,000
Common stock issued for cash (June 2011)	250,000	25	24,975		25,000
Common stock issued from note conversion (June 2011)	1,300,000	130	124,870		125,000
Common stock issued for cash (August 2011)	250,000	25	24,975		25,000
Common stock issued for services (September 2011)	12,400,000	1,240	1,022,720		1,023,960
Common stock issued for cash (September 2011)	500,000	50	49,950		50,000
Common stock issued for services (October 2011)	600,000	60	119,940		120,000
Common stock issued for cash (October 2011)	800,000	80	34,328		34,408
Warrant "A" issued for cash (October 2011)			14,396		14,396
Warrant "B" issued for cash (October 2011)			15,196		15,196
Common stock issued for cash (November 2011)	200,000	20	8,578		8,598
Warrant "A" issued for cash (November 2011)			3,601		3,601
Warrant "B" issued for cash (November 2011)			3,801		3,801
Common stock issued from note conversion (December 2011)	2,431,053	243	104,286		104,529
Warrant "A" issued from note conversion (December 2011)			43,762		43,762
Warrant "B" issued from note conversion (December 2011)			46,194		46,194
Common stock canceled, issued previously for services (December 2011)	(8,000,000)	(800)	800		-
Net loss - December 31, 2011				(1,624,248)	(1,624,248)
Balance December 31, 2011	69,931,053	6,993	1,842,337	(2,030,124)	(180,794)
Common stock purchased for cash	4,000,000	400	319,600		320,000
Common stock units purchased for cash	325,000	33	25,967		26,000
Stock issued for services	1,000,000	100	59,900		60,000
In-kind services			25,000		25,000
Conversion of notes payable into common stock	451,235	45	27,623		27,668
Net loss - December 31, 2012				(365,920)	(365,920)
Balance December 31, 2012	75,707,288	$ 7,571	$ 2,300,427	$ (2,396,044)	$ (88,046)

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

NOTE 3 - INVENTORY

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

NOTE 5 - ACCRUED EXPENSES

Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011

Accrued Professional Fees	$10,000	$14,058
Payroll Taxes Payable	66	218
Sales Tax Payable	2,581	8,621

	$12,647	$22,897

NOTE 6 - NOTES PAYABLE

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

NOTE 7 - EQUITY TRANSACTIONS

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

NOTE 9 – COMMITMENT AND CONTIGENCY

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

NOTE 10 – PROVISION FOR INCOME TAXES

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

NOTE 11 - GOING CONCERN

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

NOTE 12 - SUBSEQUENT EVENTS

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

Dated: November 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer

Dated: November 4, 2013