Form 10-Q
period 2013-09-30
PMX Communities, Inc.
filed 2013-11-14
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, November 13, 2013:

Common Stock – 77,802,080

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	4
	Unaudited Consolidated Statements of Operations -
	For the Three and Nine Months Ended September 30, 2013 and 2012	5
	Unaudited Consolidated Statements of Cash Flows -
	For the Nine Months Ended September 30, 2013 and 2012	6
	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	15

Item 1a.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$ 1,839	$ 16,971
Inventory	139,807	164,748
Prepaid and other current assets	2,501	1,000
Total current assets	144,147	182,719

Fixed assets
Property and equipment , net	136,110	115,210

Other assets
Security deposits	5,438	5,438

Total assets	$ 285,695	$ 303,367

Liabilities and Stockholders' Deficit
Current liabilities
Accounts Payable	$ 52,893	$ 50,753
Accrued expenses	10,614	12,647
Related parties - short-term loan	109,021	5,000
Notes payable - short term	280,132	323,013
Total current liabilities	452,660	391,413

Notes payable - long term	-	-
Total Liabilities	452,660	391,413

Stockholders' deficit

Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 77,802,080 and 75,707,288 shares as of September 30, 2013 and December 31, 2012	7,780	7,571
Additional paid-in capital	2,449,801	2,300,427
Accumulated deficit	(2,624,546)	(2,396,044)
Total stockholders' deficit	(166,965)	(88,046)
Total liabilities and stockholders' deficit	$ 285,695	$ 303,367

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Net sales	$ 9,932	$ -	$ 33,395	$ -
Cost of sales	8,712	-	26,002	-
Gross profit	1,220	-	7,393	-

Costs and expenses:
Depreciation	7,934	4,270	22,825	12,810
Selling, general and administrative expenses	31,208	93,886	190,847	269,258
	39,142	98,156	213,672	282,068
Loss from operations	(37,922)	(98,156)	(206,279)	(282,068)

Other income	-	1,745	-	1,745
Interest expense	(7,493)	(5,058)	(22,223)	(16,550)
Loss before income taxes	(45,415)	(101,469)	(228,502)	(296,873)
Income taxes	-	-	-	-
Net loss	$ (45,415)	$(101,469)	$(228,502)	$(296,873)

Beneficial Conversion	-	153,983	-	168,308

Net loss attributable to Conversion	$ (45,415)	$(255,452)	$(228,502)	$(465,181)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	77,802,080	71,256,053	77,397,254	70,605,962

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$ (228,502)	$ (465,181)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	22,825	12,810
Stock for services	62,000	60,000
Gain on retirement of note	-	(1,745)
Accrued interest	22,223	16,552
Derivative accretion	-	168,308
Change in assets and liabilities
Inventory	24,941	-
Prepaid expenses and other current assets	0	(1,948)
Security deposit	-	(4,500)
Accounts payable	2,138	30,354
Accrued expenses	(2,032)	(8,492)
Net cash used in operating activities	(96,407)	(193,842)

Cash flows from investing activities
Purchase of fixed assets	(43,725)	(519)
Net cash provided by investing activities	(43,725)	(519)

Cash flows from financing activities
Proceeds from notes payable	13,500	79,966
Proceeds from short-term loan	-	95,000
Proceeds from related party short-term loans	25,500	25,500
Payments on related party - short-term loan	-	(2,500)
Repayment of notes payable	-	(18,091)
Payment made to stockholder	-	(2,500)
Proceeds from stock issuance	86,000	26,000

Net cash provided by financing activities	125,000	203,375

Net increase in cash and cash equivalents	(15,132)	9,014
Cash and cash equivalents, beginning of fiscal year	16,971	3,809
Cash and cash equivalents, end of period	$ 1,839	$ 12,823

Supplementary information:
Cash paid for :
Interest	$ -	$ 2,336
Income taxes	$ -	$ -

 See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and September 30, 2012 are not necessarily indicative of the operating results for the full years.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

On June 30, 2013, the Company issued 19,792 shares of common stock to one shareholder to compensate him for interest on his previously converted convertible bond.  The interest of $1,583 was charged to operations for the quarter ended June 30, 2013.

NOTE 5 – DEBT FINANCING, RELATED PARTY

On February 20, 2013, one shareholder made a short-term loan of $10,000 to the Company.  The loan was non-interest bearing and was repaid on March 3, 2013.

In the quarter ended June 30, 2013, one shareholder made a short-term loans of $5,000 and $10,000 to the Company.  The loans bear interest at 5% and each has a 6-month maturity.

In the quarter ended September 30, 2013, one shareholder and his beneficial interests made aggregate loans of $25,500 to the Company.  The loans bear interest at 5% and each has a 6-month maturity.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2013 and through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

On September 11, 2013, Mervin Gervis resigned from the Company’s board.

On November 11, 2013, the Company issued 3,000,000 shares of stock to two consultants for marketing services.  The stock had a market value of $37,200 at the date of issuance and this will be charged to the Company’s operations in the 4th quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant has developed its PMX Gold Bullion Dispensing Terminal prototype called the MGIV and deployed the first prototype in Boca Raton, Florida, U.S.A. The terminal is an unmanned dispenser, which allows for gold dispensing and deposit and account management functions. These terminals also incorporate conventional ATM and touch-screen technology. After a successful 6 months test, the MGIV was removed in July 2013 from the first location for technological upgrading.

The registrant has been assigned the ownership rights to two U.S. Provisional Patent Applications and the third and final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and is in the final stages to file full patent applications for its proprietary gold machine, which will dispense automated gold bullion bars and coins. The registrant has filed next stage patent applications in Australia, South Africa and the United States of America.

Our business operations are currently focused in three areas. The first original focus was the consumer demand for essentially one commodity gold through a dispensing terminal. Specifically, we were addressing the markets of physical gold ownership by retail investors, as well as developing and offering an ancillary set of financial services that would complement the purchase and sale of gold and other precious metals by retail investors. Any decrease in demand for gold or gold investments could still materially adversely affect our revenues in this area and profitability and general business prospects.

Presently, we are developing a second revenue stream.  Our online PMX Goldstore, which sells 24k bullion gold bars and coins, launched in August.  We are planning on initiating a third business operation which will involve the sales of our dispensing our terminals globally through direct sales and distributor channels.

The economic success of our proposed expansion plans depends upon capital infusions, technology and infrastructure development, and market acceptance.

Current management believes that the old business model of conducting stand-alone retail sales of physical gold was one-dimensional. However, even though the original model was limited, we still intend to engage in simple retail sales and purchases to and from individuals in single, one-time transactions, and our expansion plans remain consistent with respect to the gold dispensing terminal. The registrant hopes to develop and offer a managed gold account to customers and investors. We intend to capitalize on the potential emergence of gold as a parallel currency and offer our clients the ability to conduct Gold Bullion based transactions through this account via the envisioned PMX Gold ATM terminals. The current management is continuously developing additional revenue streams for the registrant, via online sales of proprietary gold bars and coins as well as sales of the dispensing terminals globally as white-labeled machines.

The success of our business model lies in accessing the required capital to develop our business plan. There is no guarantee that the capital will be available to the registrant on acceptable terms, which would allow for the economic success of the model, that the technology and infrastructure could be successfully developed, or that the marketplace will accept our products and services.

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

Results of Operations

For the three months ended September 30, 2013, we earned revenues of $9,932.  Our cost of sales was $8,712, resulting in a gross profit of $1,220.  We had depreciation expenses of $7,934 and selling, general and administrative expenses of $31,208.  We had interest expenses of $7,493.  As a result, we had a net loss of $45,415 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we did not earn any revenues.  We had depreciation expenses of $4,270 and selling, general and administrative expenses of $93,886.  We had other income of $1,745 and paid interest expenses of $5,058.  We had a beneficial conversion of $153,983, resulting in a net loss attributable to conversion of $255,452 for the three months ended September 30, 2012.

The $210,037 difference between the three months ended September 30, 2013 and 2012 is primarily the result of increased operations, and greatly decreased selling, general and administrative expenses.  The decreased expenses are the result of having an established market and beginning sales, rather than having to direct funds toward establishing that market.

For the nine months ended September 30, 2013, we earned revenues of $33,395.  Our cost of sales was $26,002, resulting in a gross profit of $7,393.  We paid depreciation expenses of $22,825 and selling, general and administrative expenses of $190,847.  We paid interest expense of $22,223.  As a result, we had a net loss of $228,502 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we did not earn any revenues.  We paid depreciation expenses of $12,810 and selling, general and administrative expenses of $269,258.  We earned other income of $1,745 and paid interest expenses of $16,550.  We had a beneficial conversion of $168,308.  As a result, we had a net loss attributable to conversion of $465,181 for the nine months ended September 30, 2012.

The $236,679 difference between the nine months ended September 30, 2013 and 2012 is primarily due to revenues earned during September 30, 2013, and the lack of beneficial conversion during the same period.  We had a $78,411 decrease in our selling, general and administrative expenses for the nine months ended September 30, 2013 compared to the same period ended September 30, 2012, a difference of 29.1%.  We were able to use our established market to decrease our selling, general and administrative expenses as well as to start earning revenues.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, we spent $43,725 for the purchase of fixed assets.  As a result, we had net cash provided by investing activities of $43,725 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we spent $519 for the purchase of fixed assets.  As a result, we had net cash provided by investing activities of $519 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we received $13,500 in proceeds from notes payable, $25,500 from proceeds from related party short-term loans, and $86,000 from proceeds from stock issuance.  As a result, we had net cash provided by financing activities of $125,000 for the nine months ended September 30, 2013

For the nine months ended September 30, 2012, we received $79,966 as proceeds from notes payable and received $95,000 from proceeds from short-term loans.  We received $25,500 from proceeds from related party short-term loans and $26,000 from proceeds from stock issuance.  We spent $2,500 on payments on related party short term loans, $18,091 on repayment of notes payable, and $2,500 on payments made to stockholders.  As a result, we had net cash provided by financing activities of $203,375 for the nine months ended September 30, 2012.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 13, 2013