Form 10-Q/A
period 2013-09-30
PMX Communities, Inc.
filed 2013-11-15
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, November 13, 2013:

Common Stock – 80 ,802,080

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to Form 10-Q, as originally filed on November 13, 2013, is being filed solely to correct the number of shares outstanding and to fix a date in the notes to the financial statements.

No other changes have been made to this Form 10-Q, and this amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

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

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended September 30, 2013, and for all periods presented herein, have been made.

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

Dated: November 15, 2013