Form 10-K
period 2013-12-31
PMX Communities, Inc.
filed 2014-04-14
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

or

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $3,026,544.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 14, 2014 was 86,412,764 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX Communities, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

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

Item 2. Properties

The registrant signed a lease agreement with Reflections of Boca, LLC on February 22, 2012 for a period of three years for a total cost of at a cost of $67,431.84. The office space is located at 2200 NW Corporate Boulevard, Suite 220, Boca Raton, FL

The registrant signed a lease with Town Center at Boca Raton in December 2012.  The space is located at 6000 Glades Road, Boca Raton, FL 33431 at a cost of $3,500 per month.  The lease agreement is for a term of one year, and expired in December 2013.  The lease was not renewed in 2014.  This lease is for the gold machine itself, and is not related to any further office space.

Item 3. Legal Proceedings

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the OTCQB on December 15, 2010 under the symbol "PMXO.OB".

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

2013	High	Low
January 1, 2013 - March 31, 2013	$0.10	$0.04
April 1, 2013 - June 30, 2013	$0.08	$0.02
July 1, 2013 - September 30, 2013	$0.07	$0.01
October 1, 2013 - December 31, 2013	$0.02	$0.00

2012
January 1, 2012 - March 31, 2012	$0.21	$0.05
April 1, 2012 - June 30, 2012	$0.08	$0.04
July 1, 2012 - September 30, 2012	$0.27	$0.05
October 1, 2012 - December 31, 2012	$0.15	$0.05

b)  Holders.  At April 14, 2014, there were approximately 100 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

On August 29, 2011, the registrant approved the 2011 Stock Awards Plan that authorizes the issuance of 6,000,000 common shares.  This plan was amended on November 7, 2013 to increase the amount authorized for issuance under the plan to 10,000,000 common shares.  The 2011 Stock Awards Plan Awards may be granted only to persons who, at the time of grant, are employees, consultants, members of the board or persons affiliated with the registrant or any of its affiliates.  An award may be granted on more than one occasion to the same person, and, subject to the limitations set forth in the Plan, such award may include an incentive stock option or a nonqualified stock option, a stock appreciation right, a restricted stock award, a phantom stock award or any combination thereof.   To date, 7,000,000 common shares have been issued under the Plan.

The Plan shall remain in effect until all awards granted under the Plan have been satisfied or expired.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

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

In 2013, the Company issued 1,075,000 shares of common stock for cash of $86,000.

In 2013, the Company issued 4,000,000 shares for services to 5 professionals with a fair value of $99,200.

During each of the years ended December 31, 2013 and 2012, the Company recorded an in-kind contribution of $25,000 for the value of the services provided by the CEO.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2013 and 2012 we repurchased no shares of our common stock.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant has developed its PMX Gold Bullion Dispensing Terminal prototype called the MGIV and deployed the first prototype in Boca Raton, Florida, U.S.A. The terminal is an unmanned dispenser, which allows for gold dispensing and deposit and account management functions. These terminals also incorporate conventional ATM and touch-screen technology. After a successful 6 months test, the MGIV was removed in July 2013 from the first location.

The registrant has been assigned the ownership rights to two U.S. Provisional Patent Applications and a final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and has filed next stage patent applications for its proprietary precious metals machine, in Australia, South Africa and the United States of America.

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

Presently, we are developing a second revenue stream.  Our online PMX Goldstore, which sells 24k bullion gold bars and coins, launched in August.  We are planning on initiating a third business operation which will involve the sales of our dispensing terminals globally through direct sales and distributor channels.

Results of Operations for the twelve months ended December 31, 2013 and 2012

For the year ended December 31, 2013, the registrant reported net sales of $76,874.  The cost of sales was $75,682, resulting in gross profit of $1,193.  We had depreciation expenses of $30,759 and selling, general and administrative expenses of $315,813.  We had a loss on settlement of debt of $413, a loss on the writedown of inventory to market of $65,076, and interest expenses of $30,145.  We earned other income of $500.  As a result, we had a net loss of $440,513 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, the registrant did not report any revenues.  We had depreciation expenses of $12,810 a loss on the impairment of machinery of $54,342, and selling, general and administrative expenses of $278,233.  We had gains on settlement of debt of $10,155 and interest expenses of $30,690.  As a result, we had a net loss of $365,920 for the year ended December 31, 2012.

The $74,593 difference in net loss between the year ended December 31, 2013 and 2012 was primarily the result of our increased loss due to the writedown of inventory to market during the same year.

During the year ended December 31, 2013, our net loss was $440,513.  We had the following adjustments to reconcile net loss to net cash provided by operating activities: $30,759 provided by depreciation, $99,200 provided by the issuance of common stock for services, $65,076 provided by a loss on inventory writedown, $413 provided by the loss on conversion of convertible notes, and $25,000 provided by in-kind services.  We also had $74,622 from changes in inventory, $7,541 from changes in accounts payable, and $29,144 from changes in accrued interest.  We also lost $2,033 from changes in accrued expenses.  As a result, we had net cash used in operating activities of $110,791 for the year ended December 31, 2013.

During the year ended December 31, 2012, our net loss was $365,920.  We had the following adjustments to reconcile net loss to net cash provided by operating activities: $12,810 provided by depreciation, $60,000 provided by issuance of common stock for services, and $54,342 provided by the loss on impairment of machine.  We also had $8,410 provided from our loss on conversion of convertible notes, $7,292 provided by the amortization of note payable discount, and $25,000 provided by in-kind services.  We also had a $161,563 loss from changes in inventory, a $5,000 loss from changes in security deposits, and $10,250 loss from changes in accrued expenses.  We had a $413 increase due to changes in prepaid expenses and other current assets, a $10,036 increase due to changes in accounts payable, and a $23,411 increase due to changes in accrued interest.  As a result, we had net cash used in operating activities of $341,019 for the year ended December 31, 2012.

Liquidity and Capital Resources

For the year ended December 31, 2013, we spent $43,724 on the purchase of fixed assets, resulting in net cash used in investing activities of $43,724 for the period.

For the year ended December 31, 2012, we spent $114,370 on the purchase of fixed assets, resulting in net cash used in investing activities of $114,370 for the period.

For the year ended December 31, 2013, we received $54,500 in proceeds from related party notes payable and $86,000 as proceeds from stock issuance, resulting in net cash provided by financing activities of $140,500 for the period.

For the year ended December 31, 2012, we received $52,367 in proceeds from notes payable, $112,100 from proceeds from related party notes payable, and $346,000 from proceeds from stock issuance.  We spent $2,500 on payments on a short-term loan for a related party, $36,916 on repayment of notes payable, and $2,500 on payments made to stockholders.  As a result, we had net cash provided by financing activities of $468,551 for the year ended December 31, 2012.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2013.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has a net loss of $365,920, a negative cash flow from operations of $341,019, a working capital deficiency of $208,694 and a stockholders' deficiency of $88,046. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Liggett, Vogt, & Webb P.A.

LIGGETT, VOGT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

April 12, 2013

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd, Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PMX Communities, Inc.

We have audited the accompanying consolidated balance sheets of PMX Communities, Inc. and Subsidiaries (‘the Company”) as of December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. PMX Communities Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. and Subsidiaries of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11, the Company has a deficiency in working capital, negative cash flows from operating activities, and a history of losses resulting in an accumulated deficit.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, FL

April 7, 2014

PMX Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Assets

Current assets
Cash and cash equivalents	$ 2,956	$ 16,971
Inventory	25,050	164,748
Prepaid expenses	500	500
Other current assets	500	500
Total current assets	29,006	182,719

Fixed assets
Property and equipment , net	128,175	115,210

Other assets
Security deposits	5,438	5,438

Total assets	$ 162,619	$ 303,367

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 58,295	$ 50,753
Accrued expenses	10,612	12,647
Related parties - short-term loan	194,828	131,331
Notes payable - short term	196,682	191,682
Total current liabilities	460,417	391,413

Notes payable - long term	-	-
Total Liabilities	460,417	391,413
Commitments and Contingency (See Note 9)
Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 81,912,764 and 75,707,288 shares as of December 31,2013 and December 31, 2012	8,191	7,571
Additional paid-in capital	2,522,697	2,300,427
Accumulated deficit	(2,836,557)	(2,396,044)
Total stockholders' deficit	(305,669)	(88,046)
Total liabilities and stockholders' deficit	$ 162,619	$ 303,367

See accompanying notes to financial statements

PMX Communities, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Years Ended December 31, 2013 and 2012

	For the Years Ended December 31,
	2013	2012

Net sales	$ 76,874	$ -
Cost of sales	75,681	-
Gross profit	1,193	-

Costs and expenses:
Depreciation	30,759	12,810
Loss on impairment of machine	-	54,342
Selling, general and administrative expenses	315,813	278,233
	346,572	345,385
Loss from operations	(345,379)	(345,385)

Gain/(loss) on settlement of debt	(413)	10,155
Loss on writedown of inventory to market	(65,076)	-
Other income	500	-
Interest expense	(30,145)	(30,690)
Loss before income taxes	(440,513)	(365,920)
Income taxes	-	-
Net loss	$ (440,513)	$ (365,920)

Basic net loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding
Basic	77,962,049	71,192,503

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2013 and 2012

			Additional Paid in Capital		Total Stockholders' Deficit
	Common Stock
				Accumulated
	Shares	Par Value		Deficit
Balance December 31, 2011	69,931,053	$6,993	$1,842,337	$(2,030,124)	$(180,794)

Common stock purchased for cash	4,000,000	400	319,600		320,000
Common stock units for cash	325,000	33	25,967		26,000
Stock issued for services	1,000,000	100	59,900		60,000
In-kind services			25,000		25,000
Conversion of notes payable into common stock	451,235	45	27,623		27,668
Net loss - for the year ended December 31, 2012				(365,920)	(365,920)

Balance December 31, 2012	75,707,288	$7,571	$2,300,427	$(2,396,044)	$(88,046)

Common stock purchased for cash	1,075,000	107	85,893		86,000
Common stock issued for services	4,000,000	400	98,800		99,200
In-kind services			25,000		25,000
Common stock issued in exchange of notes payable and accrued interest	1,130,476	113	12,577		12,690
Net loss - for the year ended December 31, 2013				(440,513)	(440,513)

	81,912,764	$8,191	$2,522,697	$(2,836,557)	$(305,669)

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	For the Years ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$ (440,513)	$ (365,920)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Depreciation	30,759	12,810
Issuance of common stock for services	99,200	60,000
Loss on impairment of machine	-	54,342
Loss on inventory writedown	65,076	-
Loss on conversion of convertible notes	413	8,410
Amortization of note payable discount	-	7,292
In-kind services	25,000	25,000
Change in assets and liabilities
Inventory	74,622	(161,563)
Prepaid expenses and other current assets	-	413
Security deposit	-	(5,000)
Accounts payable	7,541	10,036
Accrued interest	29,144	23,411
Accrued expenses	(2,033)	(10,250)
Net cash used in operating activities	(110,791)	(341,019)

Cash flows from investing activities
Purchase of fixed assets	(43,724)	(114,370)
Net cash used in investing activities	(43,724)	(114,370)

Cash flows from financing activities
Proceeds from notes payable	-	52,367
Proceeds from related party notes payable	54,500	112,100
Payments on related party - short-term loan	-	(2,500)
Repayment of notes payable	-	(36,916)
Payment made to stockholder	-	(2,500)
Proceeds from stock issuance	86,000	346,000

Net cash provided by financing activities	140,500	468,551

Net increase/(decrease) in cash and cash equivalents	(14,015)	13,162
Cash and cash equivalents, beginning of fiscal year	16,971	3,809
Cash and cash equivalents, end of period	$ 2,956	$ 16,971

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

(Continued from previous page)

Supplementary information:
Cash paid for :
Interest	$ 492	$ 396
Income taxes	$ -	$ -

Non-cash transactions:
Common stock issued for services	$ 99,200	$ 60,000
Conversion of Notes Payable and accrued expense into common stock	$ 12,690	$ 27,668

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and December 31, 2012

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

Financial Instruments and Fair Value

The Company’s balance sheet includes certain financial instruments, including cash, inventory, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished gold bullion coins and bars.  Inventory is stated at fair market value in accordance with ASC 330-10-35-15.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an   examination.   For tax positions   meeting a "more-likely-than-not"   threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2013 and 2012, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The tax years for December 31, 2011-2013 remain subject to review by federal and state tax authorities.

Revenue Recognition

The Company recognizes revenue when it is realized and realizable.

- Persuasive evidence of an arrangement exists; and

- Delivery has occurred; and

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting   period.  As of December 31, 2013 and 2012, the effect of 325,000 and 4,081,053 warrants, respectively, are not included in the loss per share calculation since the effect is anti-dilutive.

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

NOTE 3 - INVENTORY

Included in inventory are the package materials used to hold each piece disbursed from the gold dispensing terminal.

Inventory consists of the following:

	December 31, 2013	December 31, 2012

Finished Goods	$25,050	$164,748
	$25,050	$164,748

The Company recognized a write-down to fair market value, attributable to the gold pricing, in the amount of $65,076.

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment are as:

	December 31, 2013	December 31, 2012

Gold Machines	$146,224	$131,761
Molds	8,909	8.909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(31,924)	(30,426)

Property and Equipment, net	$128,175	$115,210

Depreciation for the years ended December 31, 2013 and 2012 was $30,759 and $12,810, respectively.  During the year ended December 31, 2012, the Company recorded an impairment loss of $54,342 related to a gold machine.

NOTE 5 - ACCRUED EXPENSES

Accrued liabilities consisted of the following:

	December 31, 2013	December 31, 2012

Accrued Professional Fees	$10,000	$10,000
Payroll Taxes Payable	66	66
Sales Tax Payable	546	2,581

	$10,612	$12,647

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

The Convertible Notes carried outstanding principal of $40,000 and $25,000 as of December 31, 2013 and 2012, respectively.  Accrued interest was $11,005 and $6,736 as of December 31, 2013 and December 31, 2012.  The convertible features had expired on all outstanding Convertible Notes as of December 31, 2011.

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

During the year ended December 31, 2013, one related party converted his Promissory Note with a principal and accrued interest balance of $10,694 to 1,110,684 shares of common stock resulting in a loss of $413 that was recorded in the Statement of

Operations for the year ended December 31, 2013.  Additionally, during the year ended December 31, 2013, 19,792 shares were awarded to one shareholder to satisfy accrued interest of $1,583 on a note previously converted in December 2012.

During the year ended December 31, 2013, one related party loaned the Company a total of $54,500 in a series of 9 promissory notes.  The notes each have a 6-month maturity period with an annual interest rate of 5% and 10% after the maturity date.

The Promissory Notes carried outstanding principal of $299,967 and $298,013 as of December 31, 2013 and 2012, respectively.  Accrued interest was $43,409 and $25,146 as of December 31, 2013 and December 31, 2012.  Of these outstanding Promissory Notes, related parties held $164,823 and $85,561 in principal and accrued interest for the years ended December 31, 2013 and 2012, respectively.

Future maturities of notes payable are as follows:

Year ending December 31, 2013

Past Due	$364,770
2013	-
2014	34,611
2015	-
2016	-
Total	$399,381

NOTE 7 - EQUITY TRANSACTIONS

In 2012, the Company placed a total of $26,000 worth of units to 3 investors Under SEC Rule 4(2) and issued 325,000 common shares and 325,000 “A” Warrants and 325,000 “B” Warrants.

In 2012, the Company issued 4,000,000 shares of common stock for cash of $320,000 to investors at $0.08 per share.

In 2013, the Company issued 1,075,000 shares of common stock for cash of $86,000.

Shares Issued for Services

In 2012, the Company issued 1,000,000 shares for services to a consultant with a fair value of $60,000.

In 2013, the Company issued 4,000,000 shares for services to 5 professionals with a fair value of $99,200.

During each of the years ended December 31, 2013 and 2012, the Company recorded an in-kind contribution of $25,000 for the value of the services provided by the CEO.

Warrants

The following tables summarize all “A” and “B” warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2013 and December 31, 2012, and the related changes during these years. The A warrants are exercisable at $0.20 per share for a period of one year from the date of issue and the B warrants are exercisable at $0.25 per share for a period of two years from the date of issue.

Warrants
Balance at December 31, 2011	6,862,106
Issued	650,000
Exercised	0
Expired/Forfeited	(3,431,053)
Balance at December 31, 2012	4,081,053
Warrants Exercisable at December 31, 2012	4,081,053
Weighted Average Fair Value of Warrants Granted During 2012	$0.0068

Balance at December 31, 2012	4,081,053
Issued	0
Exercised	0
Expired/Forfeited	(3,756,053)
Balance at December 31, 2013	325,000
Warrants Exercisable at December 31, 2013	325,000
Weighted Average Fair Value of Warrants Granted During 2013	$-

NOTE 8 - RELATED PARTY TRANSACTIONS

In 2012, the Company’s majority shareholder loaned the Company $112,100 and was repaid $2,500 from a previous note.  Additionally, the Company’s CEO loaned the Company $10,000.

In 2013, the Company’s majority shareholder loaned the Company $54,500.  Amounts loaned were at various dates, evidenced by notes, maturing in six months, at stated interest rate of 5% and 10% after the maturity date

In 2013, an officer of the company converted a promissory note with principal and accrued interest of $10,694 to 1,110,684 shares of common stock.

NOTE 9 – COMMITMENT AND CONTIGENCY

In December 2012, the Company signed a 36-month lease agreement for office space at Reflections of Boca LLC.  The rent is $1,366 per month.

The Company signed a 12-month lease for rental space for the Company’s gold dispensing terminal on January 1, 2013.  The rent is $3,500 per month.  The lease was not renewed for 2014.

Security Deposits consist of the following:

	December 31, 2013	December 31, 2012

West Boca Executive Suites	$939	$939
Reflections OF Boca LLC	4,499	4,499
	$5,438	$5,438

Future lease commitments

For the years ending:
2014	16,104
2015	2,928
Total	$19,032

NOTE 10 – PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
At December 31, deferred tax assets consist of:
Net operating loss carry forward	$2,368,326	$1,927,813
Start-up costs capitalized for tax purposes	405,876	405,876
Gross deferred tax assets	970,971	816,791
Valuation allowance	(970,971)	(816,791)
Net deferred tax assets	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2013	2012

Combined statutory income tax rate	35%	35%

Valuation allowance	(35%)	(35%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2013, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carry forward of $2,368,326 available to offset future taxable income through 2033. The valuation allowance increased $154,180 for the year ended December 31, 2013.

The Company’s federal income tax returns for the years ended December 31, 2011 through December 31, 2013 remains subject to examination by the Internal Revenue Services as of December 31, 2013.

NOTE 11 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $440,513 and $365,920 for the years ended December 31, 2013 and December 31, 2012, respectively. The Company has a working capital and stockholders' deficiency of $439,282 and $305,669, respectively at December 31, 2013.  There is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, the registrant feels organic growth through a new acquisition strategy in their other subsidiaries will assist the registrant in achievement of their goals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

Equity Transactions

On January 6, 2014, the Company issued 2,000,000 shares of common stock to an officer for future services to be provided

On March 6, 2014, the Board of Directors of the Company approved the issuance of options to consultants to purchase 2,500,000 shares of common stock at a strike price of $0.03/share.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9a.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Lindsey Perry	59	CEO/ Director/ CFO/ Controller	April 19, 2012 to present

Business Experience of Officers, Directors and Significant Employees

Lindsey R. Perry, Jr. has been the chairman, chief executive officer, and chief financial officer of PMX Communities since April 19, 2012.  Mr. Perry graduated from Bucknell University in 1977 with a Bachelor of Science Degree in accounting.

The above named director will serve in his capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2013.

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

Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Lindsey Perry	2013	-	-	-	-	-	-	-	-
CEO/ CFO	2012	-	-	-	-	-	-	-	-

Michael C. Hiler	2013	-	-	-	-	-	-	-	-
Former CEO/ CFO	2012	-	-	-	-	-	-	-	-

Mervyn M. Gervis	2013	-	-	-	-	-	-	-	-
Former Director	2012	-	-	-	-	-	-	-	-

Michael W. McCauley	2013	-	-	-	-	-	-	-	-
Former VP	2012	-	-	-	-	-	-	-	-
Mark Connell	2013	-	-	-	-	-	-	-	-
Former President	2012	-	-	-	-	-	-	-	-

Alfred Cortellini	2013	-	-	-	-	-	-	-	-
Former Director	2012	-	-	-	-	-	-	-	-
Rick Seay	2013	-	-	-	-	-	-	-	-
Former Director	2012	-	-	-	-	-	-	-	-

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2014, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Lindsey R. Perry, Jr. (1)	5,916,628 direct	6.85%
6505 NW 39th Terrace	110,000 indirect(2)	0.13%
Boca Raton, FL 33496

Directors/ Officers	5,916,628 direct	6.85%
As a group one (1) person	110,000 indirect	0.13%

Mark Goldstein	1,620,975 direct	1.88%
2700 N. Military Trail	33,000,000 indirect (3)	38.19%
Suite 130
Boca Raton, FL 33431

(1)Mr. Perry is an officer and director of PMX Communities.

(2)These shares are owned by Caddyshack Partners, LLC.  Mr. Perry owns 25% of this entity

(3)Represents common shares held by Dickinson Capital, LLC (a Florida limited liability company) that is controlled by Mark B. Goldstein.

Based upon 86,412,764 outstanding common shares as of April 14, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2012, Mark Goldstein, the registrant’s majority shareholder loaned the registrant $112,100 and was repaid $2,500 from a previous note.  Additionally, Lindsey Perry, the registrant’s CEO, loaned the registrant $10,000.

In 2013, Mark Goldstein loaned the registrant $54,500.

In 2013, Lindsey Perry converted a promissory note with principal and accrued interest of $10,694 to 1,110,684 common shares.

On January 6, 2014, the registrant issued 2,000,000 common shares to Lindsey Perry for future services.

Director Independence

All of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2013 and 2012 there were no transactions with related persons other than as described in the section below.

Item 14. Principal Accounting Fees and Services

On May 1, 2013, the registrant dismissed Liggett, Vogt & Webb, P.A. as their registered independent public accountant.  On May 2, 2013, the registrant engaged Messineo & Co., CPAs as their new independent public accountant.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2013.

2013
Audit Fees	$12,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$12,500

Liggett, Vogt & Webb, P.A. served as our independent registered public accounting firm from February 15, 2013 through May 1, 2013, and performed the audit for the year ended December 31, 2012.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2013.

2012
Audit Fees	$15,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$15,000

Lake and Associates CPA's, LLC served as our independent registered public accounting firm for 2012.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012.

2012
Audit Fees	$14,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$14,000

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

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.

Board of Directors Report

The Board of Directors has reviewed and discussed with the registrant's management and independent auditor the audited consolidated financial statements of the registrant’s contained in the registrant's Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2013.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the registrant's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the registrant's Annual Report on Form 10-K for its fiscal year ending December 31, 2013 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	September 3, 2009
3.2	Certificate of Amendment	Form S-1	September 3, 2009
3.3	Certificate of Change	Form S-1	September 3, 2009
3.4	Bylaws	Form S-1	September 3, 2009
4.1	PMX Stock Awards Plan	Form S-8	November 11, 2013
10.1	Lease-Purchase Option	Form S-1	September 3, 2009
10.2	Revised Assignment and Assumption	Form S-1/A	October 16, 2009
10.3	Agreement with Invisosoft	Form S-1	September 3, 2009
10.4	Business Consultant Agreement	Form S-1	September 3, 2009
10.5	Gervis Agreement	Form S-1/A	October 16, 2009
10.6	Partial Satisfaction of Promissory Notes	Form S-1/A	October 16, 2009
10.7	Mark Goldstein Note Dated 2/13/09	Form S-1/A	October 16, 2009
10.8	Barry Roderman Note Dated 2/13/09	Form S-1/A	October 16, 2009
10.9	Mark Connell Note Dated 2/27/09	Form S-1/A	October 16, 2009
10.10	Andrew Goldstein Note Dated 3/8/09	Form S-1/A	October 16, 2009
10.11	Philip and Cynthia Liberty Note Dated 6/19/09	Form S-1/A	October 16, 2009
10.12	Glenn Murphy Note Dated 6/25/09	Form S-1/A	October 16, 2009
10.13	Financing Agreement Dated 8/18/10	Form 8-K	October 20, 2010
10.14	Agreement Dated 9/2/10	Form 8-K	October 20, 2010
10.15	Agreement Dated 10/5/10	Form 8-K	October 20, 2010
10.16	Transmedia Consulting Agreement	Form 8-K	December 20, 2010
10.17	Tritos Consulting Agreement	Form 8-K	December 20, 2010
10.18	Development Agreement	Form 8-K	August 29, 2011
10.19	Financing Agreement	Form 8-K	August 29, 2011
10.20	Employment Agreement	Form 8-K	August 29, 2011
10.21	2011 Stock Awards Plan	Form 8-K	August 29, 2011
10.22	First Amendment to Executive Employment Agreement	Form 8-K/A	February 15, 2012
10.23	Promissory Note	Form 8-K/A	February 15, 2012
16.1	Auditor's Letter	Form 8-K/A	February 22, 2013
99.1	Confidentiality Agreement	Form 8-K	May 21, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMX COMMUNITIES, INC.

BY: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer

Dated: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer, Director, Controller

Dated: April 14, 2014