Form 10-Q
period 2014-03-31
PMX Communities, Inc.
filed 2014-05-12
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 12, 2014:

Common Stock – 87,162,764

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	4
	Unaudited Consolidated Statements of Operations -
	For the Three Months Ended March 31, 2014 and 2013	5
	Unaudited Consolidated Statements of Cash Flows -
	For the Three Months Ended March 31, 2014 and 2013	6
	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 1.	Legal Proceedings	13

Item 1a.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$ 1,897	$ 2,956
Inventory	25,050	25,050
Prepaid expenses	500	500
Other current assets	500	500
Total current assets	27,947	29,006

Fixed assets
Property and equipment , net	120,241	128,175

Other assets
Security deposits	5,438	5,438
Total assets	$ 153,626	$ 162,619

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 58,201	$ 58,295
Accrued expenses	10,612	10,612
Related parties - short-term loan	209,289	194,828
Notes payable - short term	209,542	204,553
Total current liabilities	487,644	468,288
Notes payable - long term	-	-
Total Liabilities	487,644	468,288

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 86,412,764 and 81,912,764 shares as of March 31,2014 and December 31, 2013	8,641	8,191
Additional paid-in capital	2,617,247	2,522,697
Accumulated deficit	(2,959,906)	(2,836,557)
Total stockholders' deficit	(334,018)	(305,669)
Total liabilities and stockholders' deficit	$ 153,626	$ 162,619

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the 3months Ended March 31,
	2014	2013

Net sales	$ -	$ 19,143
Cost of sales	-	13,966
Gross profit	-	5,177

Costs and expenses:
Depreciation	7,934	6,957
Selling, general and administrative expenses	106,038	139,096
	113,972	146,053
Loss from operations	(113,972)	(140,876)

Interest expense	(9,377)	(6,451)
Loss before income taxes	(123,349)	(147,327)
Income taxes	-	-
Net loss	$ (123,349)	$ (147,327)

Basic net loss per share	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	82,378,517	76,163,900

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the 3 Months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(123,349)	$ (147,327)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	7,934	6,957
Issuance of common stock for services	95,000	62,000
Change in assets and liabilities
Inventory	-	12,905
Prepaid expenses and other current assets	-	(1,807)
Accounts payable	(94)	7,025
Accrued interest	9,377	6,451
Accrued expenses	-	(2,292)
Net cash used in operating activities	(11,132)	(56,088)

Cash flows from investing activities
Purchase of fixed assets	-	(24,183)
Net cash provided by investing activities	-	(24,183)

Cash flows from financing activities
Proceeds from related party notes payable	11,473	-
Payments on related party - short-term loan	(1,400)	-
Proceeds from stock issuance	-	86,000
Net cash provided by financing activities	10,073	86,000

Net increase in cash and cash equivalents	(1,059)	5,729
Cash and cash equivalents, beginning of fiscal year	2,956	16,971
Cash and cash equivalents, end of period	$ 1,897	$ 22,700

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of Notes Payable into common stock	$ -	$ -

 See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three month periods ended March 31, 2014 and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and March 31, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2013. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

NOTE 4 – EQUITY FINANCING

On January 18, 2014, the Company issued 2,000,000 shares of stock to its CEO, Lindsey Perry in exchange for services.  $20,000 was charged to operations for the period ended March 31, 2014.

On March 6, 2014 the company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000 to operations for the period ended March 31, 2014.

NOTE 5 – DEBT FINANCING, RELATED PARTY

In the quarter ended March 31, 2014, one shareholder and his beneficial interests made aggregate loans of $6,000 to the Company.  The loans bear interest at 5% and each has a 6-month maturity.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2014 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

On April 8, 2014, one related party shareholder made a loan of $9,542 to the Company.  The loan bears interest at 5% and has a 6-month maturity.

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,750 will be charged to operations in the second fiscal quarter of 2014.

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

Our precious metals business operations were focused in three areas. The first original focus was the consumer demand for essentially one commodity gold through a dispensing terminal. Specifically, we were addressing the markets of physical gold ownership by retail investors, as well as developing and offering an ancillary set of financial services that would complement the purchase and sale of gold and other precious metals by retail investors. Any decrease in demand for gold or gold investments could still materially adversely affect our revenues in this area and profitability and general business prospects. The second revenue stream our online PMX Goldstore, which sells 24k bullion gold bars and coins, launched in August and we still believe is a viable marketplace for buyers of gold bullion. Our third business operation focused in precious metals will involve the sales of our dispensing terminals globally through direct sales and distributor channels. We are presently working with various groups to develop this footprint internationally.

In this quarter we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant will continue working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries hopefully in the second quarter. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.

Results of Operations

For the three months ended March 31, 2014, we did not earn any revenues.  We had depreciation costs of $7,934 and selling, general and administrative expenses of $106,038.  We paid interest expenses of $9,377.  As a result, we had a net loss of $123,349 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we earned revenues of $19,143.  Our cost of sales was $13,966, resulting in a gross profit of $5,177.  We paid depreciation expenses of $6,957 and selling, general and administrative expenses of $139,096.  We paid interest expenses of $6,451.  As a result, we had a net loss of $147,327 for the three months ended March 31, 2013.

The $23,978 difference between the three months ended March 31, 2014 and 2013 is primarily the result of decreased selling, general and administrative expenses during 2014 due to minimal operations.  We did not earn any revenues during the three months ended March 31, 2014, though this is expected to change once the business focus has shifted to the medical and recreational marijuana industry.

Liquidity and Capital Resources

For the three months ended March 31, 2014, we had a net loss of $123,349.  We had depreciation of $7,934 and we issued common stock for services with a value of $95,000.  We had a negative change in accounts payable of $94 and an increase in accrued interest of $9,377.  As a result, we had net cash used in operating activities of $11,132 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we had a net loss of $147,327.  We had depreciation of $6,957 and we issued common stock for services with a value of $62,000.  We had a positive change in inventory of $12,905 and a negative change due to prepaid expenses and other current assets of $1,807.  We had a positive change of $7,025 for accounts payable and for accrued interest of $6,451.  We had a negative change of $2,292 for accrued expenses.  As a result, we had net cash used in operating activities of $56,088 for the three months ended March 31, 2014.

For the three months ended March 31, 2014, we did not pursue any investing activities.

For the three months ended March 31, 2013, we purchased fixed assets of $24,183, resulting in net cash used in investing activities of $24,183 for the period.

For the three months ended March 31, 2014, we received $11,473 as proceeds from related party notes payable and spent $1,400 on payments on a related party short term loan.  As a result, we had net cash provided by financing activities of $10,073 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we received $86,000 as proceeds from the issuance of stock.  As a result, we had net cash provided by financing activities of $86,000 for the three months ended March 31, 2013.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties.  We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  We are attempting to increase the sales to raise much needed cash for the fulfillment of the registrant’s business plan.  It is our intent to secure a market share in the retail gold and related financial services market, and in the medical and recreational marijuana market, which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time our PMX Gold Dispensing Terminals are developed and put into use and positive cash flow product is generated.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On January 18, 2014, the Company issued 2,000,000 shares of stock to its CEO, Lindsey Perry in exchange for services.  $20,000 was charged to operations for the period ended March 31, 2014.

On March 6, 2014 the company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000 to operations for the period ended March 31, 2014.

On April 21, 2014 the Company issued an aggregate of 750,000 restricted shares of stock to 3 separate consultants.  The aggregate fair market value of $18,750 will be charged to operations in the second fiscal quarter of 2014.

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

Dated: May 12, 2014