Form 10-Q
period 2014-06-30
PMX Communities, Inc.
filed 2014-08-14
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [x]   No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes [x]             No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, August 14, 2014:

Common Stock – 87,162,764

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (Audited)	4
	Unaudited Consolidated Statements of Operations -
	For the Three and Six Months Ended June 30, 2014 and 2013	5
	Unaudited Consolidated Statements of Cash Flows -
	For the Six Months Ended June 30, 2014 and 2013	6
	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 1a.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 5,049	$ 2,956
Inventory	25,965	25,050
Prepaid expenses	33,542	500
Other current assets	-	500
Total current assets	64,556	29,006

Fixed assets
Property and equipment , net	109,571	128,175

Other assets
Security deposits	4,500	5,438
Total assets	$ 178,627	$ 162,619

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 60,370	$ 58,295
Accrued expenses	-	10,612
Related parties - short-term loan	230,885	194,828
Notes payable - short term	214,395	204,553
Total current liabilities	505,650	468,288

Notes payable - long term	-	-
Total Liabilities	505,650	468,288

Stockholders' deficit
Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 87,162,764 and 81,912,764 shares as of June 30, 2014 and December 31, 2013	11,391	8,191
Additional paid-in capital	2,668,172	2,522,697
Accumulated deficit	(3,006,586)	(2,836,557)
Total stockholders' deficit	(327,023)	(305,669)
Total liabilities and stockholders' deficit	$ 178,627	$ 162,619

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$ -	$ 4,321	$ 6,234	$ 23,464
Cost of sales	-	3,324	-	17,290
Gross profit	-	997	6,234	6,174

Costs and expenses:
Depreciation	7,757	7,934	15,691	14,891
Selling, general and administrative expenses	38,507	20,394	144,545	159,490
Research and development	-	-	-	-
	46,264	28,328	160,236	174,381
Loss from operations	(46,264)	(27,331)	(154,002)	(168,207)

Gain/(loss) on settlement of debt	-	-	-	-
Loss on writedown of inventory to market	-	-	-	-
Other income	-	-	-	-
Interest expense	(6,650)	(8,280)	(16,027)	(14,730)
Loss before income taxes	(52,914)	(35,611)	(170,029)	(182,937)
Income taxes	-	-	-	-
Net loss	$ (52,914)	$ (35,611)	$(170,029)	$(182,937)

Basic net loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	87,319,357	77,782,505	85,771,880	77,193,723

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$ (170,029)	$ (182,937)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	15,691	14,891
Issuance of common stock for services	80,133	62,000
Loss on impairment of machine	-	-
Loss on conversion of convertible notes	-	-
Amortization of note payable discount	-	-
In-kind services	-	-
Change in assets and liabilities
Inventory	915	16,229
Prepaid expenses and other current assets	1,000	0
Security deposit	938	-
Accounts payable	2,075	4,756
Accrued interest	16,027	14,730
Accrued expenses	(10,612)	(2,032)
Net cash used in operating activities	(63,862)	(72,363)

Cash flows from investing activities
Purchase of fixed assets	(2,913)	(43,725)
Net cash provided by investing activities	(2,913)	(43,725)

Cash flows from financing activities
Proceeds from notes payable	-	25,000
Proceeds from short-term loan from stockholder	-	(10,000)
Proceeds from related party notes payable	35,268	-
Payments on related party - short-term loan	(1,400)	-
Repayment of notes payable	-	-
Payment made to stockholder	-	-
Proceeds from stock issuance	-	86,000
Net cash provided by financing activities	33,868	101,000

Net increase in cash and cash equivalents	(32,907)	(15,088)
Cash and cash equivalents, beginning of fiscal year	2,956	16,971
Cash and cash equivalents, end of period	$ (29,951)	$ 1,883

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

 See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three and six month periods ended June 30, 2014 and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – EQUITY FINANCING

On January 18, 2014, the Company issued 2,000,000 shares of stock to its CEO, Lindsey Perry in exchange for services.  $20,000 was charged to operations for the period ended June 30, 2014.

On March 6, 2014 the Company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000 to operations for the period ended June 30, 2014.

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 will be charged to operations during the six months ended June 30, 2014.

NOTE 5 – DEBT FINANCING, RELATED PARTY

During the six months ended June 30, 2014, one shareholder and his beneficial interests made aggregate loans of $35,268 to the Company.  The loans bear interest at 5% and each has a six-month maturity.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2014 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

In the first quarter we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant will continue working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries hopefully in the second quarter. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  In this second quarter we have continued our business strategy from the first quarter and hope to build a strong revenue platform from our terminal’s placements in the near future.

Results of Operations for the three months ended June 30, 2014

For the three months ended June 30, 2014 and 2013, we earned $0 and $4,321 in revenues, respectively.

We had depreciation costs of $7,757 and $7,934 for the three months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014 and 2013, we had selling, general and administrative expenses of $38,507 and $20,394, respectively.  The increase of $18,113 was primarily due to the increase in professional and consulting fees, primarily non-cash compensation in the amount of $18,675.

The Company incurred interest expense of $6,650 and $8,280 for the three months ended June 30, 2014 and 2013, respectively.

As a result, we had net losses of $52,914 and $35,611 for the three months ended June 30, 2014 and 2013, respectively.  The increase in the net loss is primarily due to the increase in selling, general and administrative expenses.

Results of Operations for the six months ended June 30, 2014

For the six months ended June 30, 2014 and 2013, we earned $6,234 and $23,464 in revenues, respectively.  The decrease in revenues in 2014 was primarily due to fewer sales.

For the six months ended June 30, 2014 and 2013, cost of goods sold was $0 and $17,290, respectively.  The decrease in cost of goods sold in 2014 was primarily due to the decrease in sales.

We had depreciation costs of $15,691 and $14,891 for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, we had selling, general and administrative expenses of $143,087 and $159,490, respectively.  The decrease of $16,403 was primarily due to the decrease in rent expense.

The Company incurred interest expense of $16,027 and $14,730 for the six months ended June 30, 2014 and 2013, respectively.

As a result, we had net losses of $170,029 and $182,937 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in the net loss is primarily due to the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2014, we incurred a net loss of $168,571.  We had depreciation of $15,691 and we issued common stock for services with a value of $113,675.  As a result, we had net cash used in operating activities of $28,862 for the six months ended June 30, 2014 compared to $72,363 used during the six months ended June 30, 2013.

For the six months ended June 30, 2014, we purchased fixed assets of $2,913, resulting in net cash used in investing activities of $2,913.

For the six months ended June 30, 2013, we purchased fixed assets of $43,725, resulting in net cash used in investing activities of $43,725 for the period.

For the six months ended June 30, 2014, we received $35,268 as proceeds from related party notes payable and spent $1,400 on payments on a related party short term loan.  As a result, we had net cash provided by financing activities of $33,868 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we received $25,000 as proceeds from the issuance of notes payable and $86,000 from the issuance of common stock.  We spent $10,000 on payments on related party – short-term loans.  As a result, we had net cash provided by financing activities of $101,000 for the six months ended June 30, 2013.

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

Our capital strategy is to increase our near and mid-term cash balance through financing transactions, including the issuance of debt and/or equity securities. Once our PMX Gold ATM terminal prototypes have been developed and put into the field we intend to work with our accountants and SEC counsel and develop a Pro-Forma financial model based on their results and pursue traditional Wall Street financing.

Going Concern

To date, the registrant has incurred significant losses.  The registrant’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the registrant’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2014.

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

New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 will be charged to operations during the six months ended June 30, 2014.

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

Dated: August 14, 2014