Form 10-Q
period 2014-09-30
PMX Communities, Inc.
filed 2014-11-12
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, November 12, 2014:

Common Stock – 93,115,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	4
	Unaudited Consolidated Statements of Operations -
	For the Three and Nine Months Ended September 30, 2014 and 2013	5
	Unaudited Consolidated Statements of Cash Flows -
	For the Nine Months Ended September 30, 2014 and 2013	6
	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	15

Item 1a.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$ 2,890	$ 2,956
Inventory	28,444	25,050
Prepaid expenses	-	500
Other current assets	-	500
Total current assets	31,334	29,006

Fixed assets
Property and equipment , net	101,814	128,175

Other assets
Security deposits	4,500	5,438
Total assets	$ 137,648	$ 162,619

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 55,570	$ 58,295
Accrued expenses	-	10,612
Related parties - short-term loan	227,153	194,828
Notes payable - short term	219,116	204,553
Total current liabilities	501,839	468,288

Notes payable - long term	-	-
Total Liabilities	501,839	468,288

Stockholders' deficit

Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 93,115,124 and 81,912,764 shares as of September 30, 2014 and December 31, 2013	9,311	8,191
Additional paid-in capital	2,694,775	2,522,697
Accumulated deficit	(3,068,277)	(2,836,557)
Total stockholders' deficit	(364,191)	(305,669)
Total liabilities and stockholders' deficit	$ 137,648	$ 162,619

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For theThree Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$ -	$ 9,932	$ 6,234	$ 33,395
Cost of sales	-	8,712	-	26,002
Gross profit	-	1,220	6,234	7,393

Costs and expenses:
Depreciation	7,756	7,934	23,447	22,825
Selling, general and administrative expenses	44,423	31,208	188,968	190,847
Research and development	-	-	-	-
	52,179	39,142	212,415	213,672
Loss from operations	(52,179)	(37,922)	(206,181)	(206,279)

Interest expense	(9,512)	(7,493)	(25,539)	(22,223)
Loss before income taxes	(61,691)	(45,415)	(231,720)	(228,502)
Income taxes	-	-	-	-
Net loss	$ (61,691)	$ (45,415)	$ (231,720)	$ (228,502)

Basic net loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	87,292,163	77,802,080	86,174,320	77,397,254

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities
Net loss	$ (231,720)	$ (228,502)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	23,447	22,825
Issuance of common stock for services	113,675	62,000
Loss on impairment of machine	-	-
Loss on conversion of convertible notes	-	-
Amortization of note payable discount	-	-
In-kind services	-	-
Change in assets and liabilities
Inventory	(3,394)	24,941
Prepaid expenses and other current assets	1,000	-
Security deposit	938	-
Accounts payable	(2,725)	2,138
Accrued interest	25,539	22,223
Accrued expenses	(10,612)	(2,032)
Net cash used in operating activities	(83,852)	(96,407)

Cash flows from investing activities
Purchase of fixed assets	2,914	(43,725)
Net cash provided by investing activities	2,914	(43,725)

Cash flows from financing activities
Proceeds from notes payable	-	13,500
Proceeds from short-term loan from stockholder	-	-
Proceeds from related party notes payable	80,872	25,500
Payments on related party - short-term loan	-	-
Proceeds from stock issuance	-	86,000

Net cash provided by financing activities	80,872	125,000

Net increase in cash and cash equivalents	(66)	(15,132)
Cash and cash equivalents, beginning of fiscal year	2,956	16,971
Cash and cash equivalents, end of period	$ 2,890	$ 1,839

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$ 59,524	$ 1,583

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three and nine month periods ended September 30, 2014 and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – EQUITY FINANCING

On January 18, 2014, the Company issued 2,000,000 shares of stock to its CEO, Lindsey Perry in exchange for services. For the period ended September 30, 2014, $20,000 was charged to operations.

On March 6, 2014 the Company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000 to operations for the period ended September 30, 2014.

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 will be charged to operations during the nine months ended September 30, 2014.

On September 28, 2014, the Company issued 5,952,360 shares of common stock to a related party for the conversion of $47,600 principle and $11,924 of accrued interest.

NOTE 5 – DEBT FINANCING, RELATED PARTY

During the nine months ended September 30, 2014, one shareholder and his beneficial interests made aggregate loans of $80,872 to the Company.  The loans bear interest at 5% and each has a six-month maturity.

NOTE 6 – SUBSEQUENT EVENTS

On November 4, 2014, the Company filed a Schedule 14C with the SEC.

The Company has evaluated events and transactions subsequent to September 30, 2014 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

In the first quarter we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant will continue working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries hopefully in the second quarter. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  In this second quarter we have continued our business strategy from the first quarter and hope to build a strong revenue platform from our terminal’s placements in the near future.  In this third quarter we have continued to develop our relationships both globally with our gold terminals and domestically with our gold and other product line machines.  The company continues to explore new and innovative platforms to hopefully develop multiple revenue streams for our dispensing terminals.

Results of Operations for the three months ended September 30, 2014

For the three months ended September 30, 2014 and 2013, we earned $0 and $9,932 in revenues, respectively.

We had depreciation costs of $7,756 and $7,934 for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, we had selling, general and administrative expenses of $44,423 and $31,208, respectively.  The increase of $13,215 was primarily due to the increases in rent expense of $11,845 and outside labor of $14,000 net of the decreases of legal fees of $8,200 and computer expense of $4,699.

The Company incurred interest expense of $9,512 and $7,493 for the three months ended September 30, 2014 and 2013, respectively.  The increase in interest expense is due to the increase in notes payable.

As a result, we had net losses of $61,691 and $45,415 for the three months ended September 30, 2014 and 2013, respectively.  The increase in the net loss is primarily due to the increase in selling, general and administrative expenses and interest expense as discussed above.

Results of Operations for the nine months ended September 30, 2014

For the nine months ended September 30, 2014 and 2013, we earned $6,234 and $33,395 in revenues, respectively.  The decrease in revenues in 2014 was primarily due to fewer sales.

For the nine months ended September 30, 2014 and 2013, cost of goods sold was $0 and $26,002, respectively.  The decrease in cost of goods sold in 2014 was primarily due to the decrease in sales.

We had depreciation costs of $23,447 and $22,825 for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, we had selling, general and administrative expenses of $188,968 and $190,847, respectively.

The Company incurred interest expense of $25,539 and $22,223 for the nine months ended September 30, 2014 and 2013, respectively.

As a result, we had net losses of $231,720 and $228,502 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, we incurred a net loss of $231,720.  We made the following adjustments to reconcile net loss to net cash provided by operating activities: $23,447 for depreciation and $113,675 for the issuance of common stock for services.  We also had the following changes in assets and liabilities: a gain of $1,000 for prepaid expenses and other current assets, $938 for a security deposit, and $25,539 for accrued interest, and a loss of $3,394 for inventory, $2,725 for accounts payable, and $10,612 for accrued expenses.  As a result, we had net cash used in operating activities of $83,852 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we incurred a net loss of $228,502.  We made the following adjustments to reconcile net loss to net cash provided by operating activities: $22,825 for depreciation and $62,000 for the issuance of common stock for services.  We also had the following changes in assets and liabilities: $22,223 for accrued interest, $24,941 for inventory, $2,138 for accounts payable, and a loss of $2,032 for accrued expenses.  As a result, we had net cash used in operating activities of $83,852 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we wrote off fixed assets of $2,914, resulting in net cash provided in investing activities of $2,914.

For the nine months ended September 30, 2013, we purchased fixed assets of $43,725, resulting in net cash used in investing activities of $43,725 for the period.

For the nine months ended September 30, 2014, we received $80,872 as proceeds from related party notes payable.  As a result, we had net cash provided by financing activities of $80,872 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we received $13,500 as proceeds from the issuance of notes payable, $25,500 as proceeds from related party notes payable and $86,000 from the issuance of common stock.   As a result, we had net cash provided by financing activities of $125,000 for the nine months ended September 30, 2013.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2014.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance; therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 will be charged to operations during the nine months ended September 30, 2014.

On September 28, 2014, the Company issued an aggregate of 5,952,360 shares of common stock to a related party for conversion of $47,600 principle and $11,924 of accrued interest.

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

Dated: November 12, 2014