Form 10-K
period 2014-12-31
PMX Communities, Inc.
filed 2015-04-15
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 000-53974

PMX COMMUNITIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	80-0433114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4181 NW 1st Avenue, #7
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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $910,503

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 15, 2015 was 93,115,124 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX Communities, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

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

On October 1, 2014, by unanimous written consent, the board of directors authorized an amendment to its certificate of incorporation to increase the authorized common shares from 100,000,000 to 500,000,000, as well as to authorize 10,000,000 preferred shares with a par value of $0.0001. The amendment was filed on December 11, 2014.

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

In the first quarter we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant continues working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  We have continued to develop our relationships both globally with our gold terminals and domestically with our gold and other product line machines.  The company continues to explore new and innovative platforms to hopefully develop multiple revenue streams for our dispensing terminals.

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

Item 2. Properties

On March 1, 2015, we entered into a lease for property located at 4181 NW 1st Ave, Boca Raton, FL 33429.  The deposit amount was $1,325.  The property consists of 1,100 square feet, and rent is $15,000 per annum for a period of one year, plus sales tax.

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

2014	High	Low
January 1, 2014 - March 31, 2014	$0.08	$0.01
April 1, 2014 - June 30, 2014	$0.05	$0.01
July 1, 2014 - September 30, 2014	$0.02	$0.00
October 1, 2014 - December 31, 2014	$0.01	$0.00

2013
January 1, 2013 - March 31, 2013	$0.10	$0.04
April 1, 2013 - June 30, 2013	$0.08	$0.02
July 1, 2013 - September 30, 2013	$0.07	$0.01
October 1, 2013 - December 31, 2013	$0.02	$0.00

b)  Holders.  At April 15, 2015, there were approximately 100 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

On August 29, 2011, the registrant approved the 2011 Stock Awards Plan that authorizes the issuance of 6,000,000 common shares.  This plan was amended on November 7, 2013 to increase the amount authorized for issuance under the plan to 10,000,000 common shares.  The 2011 Stock Awards Plan Awards may be granted only to persons who, at the time of grant, are employees, consultants, members of the board or persons affiliated with the registrant or any of its affiliates.  An award may be granted on more than one occasion to the same person, and, subject to the limitations set forth in the Plan, such award may include an incentive stock option or a nonqualified stock option, a stock appreciation right, a restricted stock award, a phantom stock award or any combination thereof.   To date, 9,500,000 common shares have been issued under the Plan.

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

On March 6, 2014 the Company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000 to operations for the year ended December 31, 2014.

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 was charged to operations for the year ended December 31, 2014.

On September 28, 2014, the Company issued 5,952,360 shares of common stock to a related party for the conversion of $47,600 principle and $11,924 of accrued interest.

During the year’s ended December 31, 2014 and 2013, the Company issued 2,000,000 and 4,000,000 shares of stock, respectively, to its CEO, Lindsey Perry in exchange for services. For the year ended December 31, 2014 and 2013, $20,000 and $25,000 were charged to operations, respectively.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2014 and 2013 we repurchased no shares of our common stock.

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

In the first quarter we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant continues working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  In the second quarter we continued our business strategy from the first quarter in hopes of building a strong revenue platform from our terminal’s placements in the near future.  In the third quarter we continued to develop our relationships both globally with our gold terminals and domestically with our gold and other product line machines.  The company continues to explore new and innovative platforms to hopefully develop multiple revenue streams for our dispensing terminals.

Results of Operations for the twelve months ended December 31, 2014 and 2013

For the year ended December 31, 2014, we recorded net sales of $6,234.  Our cost of sales was $5,270, resulting in a gross profit of $964.  We recorded depreciation expenses of $31,737 and selling, general and administrative expenses of $264,355.  We had interest expenses of $33,714.  As a result, we had a net loss of $328,842 for the year ended December 31, 2014.

Comparatively, for the year ended December 31, 2013, we recorded net sales of $76,874.  Our cost of sales was $75,681, resulting in a gross profit of $1,193.  We recorded depreciation expenses of $30,759 and selling, general and administrative expenses of $315,813.  We had a loss on the settlement of debt of $413 and a loss on the write-down of inventory to market of $65,076.  We had other income of $500, and interest expenses of $30,145.  As a result, we had a net loss of $440,513 for the year ended December 31, 2013.

The $70,640 decrease in net sales for the year ended December 31, 2014 compared to the year ended December 31, 2013 is due to decreased operations as we work to shift our business focus from gold vending machines to vending machines for medical marijuana dispensaries.  We had a decrease in selling, general and administrative expenses of $42,192 for the year ended December 31, 2014 as a result of those decreased operations.  As a result of our decreased operations, we had a decrease in our net loss in the amount of $111,672 for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Liquidity and Capital Resources

For the year ended December 31, 2014, we had a net loss of $328,842.  We had the following adjustments to reconcile net loss to net cash used in operating activities:  We had an increase of $31,737 due to depreciation and an increase of $113,675 due to the issuance of common stock for services.  We had the following changes in assets and liabilities:  We had a decrease of $19,799 due to inventory and a decrease of $10,615 due to accrued expenses.  We had an increase of $1,000 due to prepaid expenses and other current assets and an increase of $938 due to security deposits.  We had an increase of $10,778 due to accounts payable and an increase of $33,714 due to accrued interest.  As a result, we had net cash used in operating activities of $102,815 for the year ended December 31, 2014.

For the year ended December 31, 2013, we had a net loss of $440,513.  We had the following adjustments to reconcile net loss to net cash used in operating activities:  We had an increase of $30,759 due to depreciation, an increase of $99,200 due to the issuance of common stock for services, and an increase of $65,076 due to the loss on inventory writedown.  We had an increase of $413 due to the loss on conversion of convertible notes and an increase of $25,000 due to in-kind services.  We had the following changes in assets and liabilities:  We had an increase of $74,622 due to inventory, an increase of $7,541 due to accounts payable, an increase of $29,144 due to accrued interest, and a decrease of $2,033 due to accrued expenses.  As a result, we had net cash used in operating activities of $110,791 for the year ended December 31, 2013.

For the year ended December 31, 2014, we had $0 due to the purchase of fixed assets, resulting in net cash provided by investing activities of $0 for the period.

For the year ended December 31, 2013, we had a decrease of $43,724 due to the purchase of fixed assets, resulting in net cash used in investing activities of $43,724 for the period.

For the year ended December 31, 2014, we received $99,872 as proceeds from related party notes payable.  As a result, we had net cash provided by financing activities of $99,872 for the period.

For the year ended December 31, 2013, we received $54,500 as proceeds from related party notes payable and $86,000 as proceeds from stock issuance.  As a result, we had net cash provided by financing activities of $140,500 for the year ended December 31, 2013.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2014.

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

Index to

Financial Statements

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd, Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PMX Communities, Inc.

We have audited the accompanying consolidated balance sheets of PMX Communities, Inc. and Subsidiaries (‘the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. PMX Communities Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMX Communities, Inc. and Subsidiaries of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has a deficiency in working capital, negative cash flows from operating activities, and a history of losses resulting in an accumulated deficit.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, FL

April 14, 2015

PMX Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$ 13	$ 2,956
Inventory	5,251	25,050
Prepaid expenses	-	500
Other current assets	-	500
Total current assets	5,264	29,006

Fixed assets
Property and equipment, net of accumulated depreciation of $63,661 and $31,924, respectively	96,438	128,175

Other assets
Security deposits	4,500	5,438
Total assets	$ 106,202	$ 162,619

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 69,070	$ 58,295
Accrued expenses	-	10,612
Related parties - short-term loan	249,420	194,828
Notes payable - short term	224,024	204,553
Total current liabilities	542,514	468,288
Total Liabilities	542,514	468,288

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value; authorized 10,000,000; no issued and outstanding	-	-
Common stock, $.0001 par value; authorized 500,000,000 shares; issued and outstanding 93,115,124 and 81,912,764 shares as of December 31, 2014 and 2013, respectively	9,311	8,191
Additional paid-in capital	2,719,776	2,522,697
Accumulated deficit	(3,165,399)	(2,836,557)
Total stockholders' deficit	(436,312)	(305,669)
Total liabilities and stockholders' deficit	$ 106,202	$ 162,619

See accompanying notes to financial statements

PMX Communities, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013

Net sales	$ 6,234	$ 76,874
Cost of sales	5,270	75,681
Gross profit	964	1,193

Costs and expenses:
Depreciation	31,737	30,759
Selling, general and administrative expenses	264,355	315,813
	296,092	346,572
Loss from operations	(295,128)	(345,379)

Loss on settlement of debt	-	(413)
Loss on write-down of inventory to market	-	(65,076)
Other income	-	500
Interest expense	(33,714)	(30,145)
Loss before income taxes	(328,842)	(440,513)
Income taxes	-	-
Net loss	$ (328,842)	$ (440,513)

Basic net loss per share	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	86,174,320	77,962,049

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance December 31, 2012	75,707,288	$ 7,571	$ 2,300,427	$ (2,396,044)	$ (88,046)

Common stock purchased for cash	1,075,000	107	85,893		86,000
Common stock issued for services	4,000,000	400	98,800		99,200
Common stock issued for conversion of notes payable	1,130,476	113	12,577		12,690
In-kind services			25,000		25,000
Net loss				(440,513)	(440,513)

Balance December 31, 2013	81,912,764	$ 8,191	$ 2,522,697	$ (2,836,557)	$ (305,669)

Common stock issued for services	5,250,000	525	113,150		113,675
Common stock issued for conversion of notes payable	5,952,360	595	58,929		59,524
In-kind services			25,000		25,000
Net loss				(328,842)	(328,842)

Balance December 31, 2014	93,115,124	$ 9,311	$ 2,719,776	$ (3,165,399)	$ (436,312)

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$ (328,842)	$ (440,513)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	31,737	30,759
Issuance of common stock for services	113,675	99,200
Loss on inventory write down	-	65,076
Loss on conversion of convertible notes	-	413
In-kind services	25,000	25,000
Change in assets and liabilities
Inventory	19,799	74,622
Prepaid expenses and other current assets	1,000	-
Security deposit	938	-
Accounts payable	10,775	7,541
Accrued interest	33,715	29,144
Accrued expenses	(10,612)	(2,033)
Net cash used in operating activities	(102,815)	(110,791)

Cash flows from investing activities
Purchase of fixed assets	-	(43,724)
Net cash used in investing activities	-	(43,724)

Cash flows from financing activities
Proceeds from related party notes payable	99,872	54,500
Proceeds from stock issuance	-	86,000
Net cash provided by financing activities	99,872	140,500

Net increase in cash and cash equivalents	(2,943)	(14,015)
Cash and cash equivalents, beginning of fiscal year	2,956	16,971
Cash and cash equivalents, end of period	$ 13	$ 2,956

Supplementary information:
Cash paid for :
Interest	$ -	$ 492
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$ 59,524	$ 12,690

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and December 31, 2013

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

PMX Communities, Inc. and its wholly- owned subsidiaries are hereafter referred to as “the Company”.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PMX Communities, Inc. and its wholly-owned subsidiaries, PMX Gold, LLC and PMX Gold Bullion Sales, Inc. All inter-company transactions have been eliminated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an   examination.   For tax positions   meeting a "more-likely-than-not"   threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2014 and 2013, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The tax years for December 31, 2011-2014 remain subject to review by federal and state tax authorities.

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  As of December 31, 2014 and 2013, the effect of 325,000 and 325,000 warrants, respectively, are not included in the loss per share calculation since the effect is anti-dilutive.

Recent Authoritative Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $328,842 and $440,513 for the years ended December 31, 2014 and 2013, respectively. The Company has a working capital and stockholders' deficiency of $537,250 and $439,282 at December 31, 2014 and 2013, respectively.  There is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, the Company feels organic growth through a new acquisition strategy in their other subsidiaries will assist the registrant in achievement of their goals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - INVENTORY

Included in inventory are the package materials used to hold each piece disbursed from the gold dispensing terminal.

Inventory consists of the following:

	December 31, 2014	December 31, 2013

Finished Goods	$5,251	$25,050
	$5,251	$25,050

In 2013 the Company recognized a write-down to fair market value, attributable to the gold pricing, in the amount of $65,076.

NOTE 5 - PROPERTY AND EQUIPMENT

Components of property and equipment are as:

	December 31, 2014	December 31, 2013

Gold Machines	$146,224	$146,224
Molds	8,909	8.909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(63,661)	(31,924)

Property and Equipment, net	$96,438	$128,175

Depreciation for the years ended December 31, 2014 and 2013 was $31,737 and $30,759, respectively.

NOTE 6 - NOTES PAYABLE

Promissory Notes

Beginning in 2010, the Company entered into various Promissory Notes at an annual interest rate of 8-10%.  The Notes are unsecured and have maturities ranging from 6 months to 2 years.

During the year ended December 31, 2014, one noteholder converted his Promissory Notes with a principal of $47,600 and accrued interest of $11,924, for a total balance of $59,524, which was exchanged for 5,952,360 shares of common stock.  The exchange shares were valued at the fair market trading price, therefore no gain or loss on the extinguishment of debt was recognized.

During the year ended December 31, 2014, one related party loaned the Company a total of $99,872 in a series of 10 promissory notes.  The notes each have a 6-month maturity period with an annual interest rate of 5%.

During the year ended December 31, 2013, one related party converted his Promissory Note with a principal and accrued interest balance of $10,694 converted the balance to 1,110,684 shares of common stock resulting in a loss of $413 that was recorded in the Statement of Operations.  Additionally, during the year ended December 31, 2013, 19,792 shares were awarded to one shareholder to satisfy accrued interest of $1,583 on a note previously converted in December 2012.

During the year ended December 31, 2013, one related party loaned the Company a total of $54,500 in a series of 9 promissory notes.  The notes each have a 6-month maturity period with an annual interest rate of 5% - 10%.

The Promissory Notes carried outstanding principal of $384,239 and $331,967 as of December 31, 2014 and 2013, respectively.  Accrued interest was $89,204 and $67,413 as of December 31, 2014 and 2013.  Of these outstanding Promissory Notes, related parties held $249,420 and $247,100 in principal and accrued interest as of December 31, 2014 and 2013, respectively.

Future maturities of notes payable, excluding interest, as of December 31, 2014, are as follows:

Past Due	$ 338,239
2015	46,000
2016	-
thereafter	-
Total	$ 384,239

NOTE 7 - EQUITY

On December 11, 2014, the Company amended its Articles of Incorporation.  The following are the authorized shares for each class:

Class	Par	Authorized
Preferred	0.0001	10,000,000
Common	0.0001	500,000,000

The preferred shares have not been designated in regards to preference.

Shares Issued for Cash

In 2013, the Company issued 1,075,000 shares of common stock for cash of $86,000.

Shares Issued for Services

During the year’s ended December 31, 2014 and 2013, the Company issued 2,000,000 and 4,000,000 shares of stock, respectively, to its CEO, Lindsey Perry in exchange for services. For the year ended December 31, 2014 and 2013, the Company recognized compensation, at the fair value of the shares at the date of grant, in the amounts of $20,000 and $25,000, respectively.

On March 6, 2014 the Company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000, the fair market value of the shares at the date of grant, to operations for the year ended December 31, 2014.

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 was charged to operations for the year ended December 31, 2014.

In 2013, the Company issued 4,000,000 shares for services to 5 professionals with a fair value of $99,200.

Shares Issued in Exchange for Notes Payable and Accrued Interest

On September 28, 2014, one noteholder converted his Promissory Notes with a principal of $47,600 and accrued interest of $11,924, for a total balance of $59,524, which was exchanged for 5,952,360 shares of common stock.  The exchange shares were valued at the fair market trading price, therefore no gain or loss on the extinguishment of debt was recognized.

During the year ended December 31, 2013, one related party converted his Promissory Note with a principal and accrued interest balance of $10,694 converted the balance to 1,110,684 shares of common stock resulting in a loss of $413 that was recorded in the Statement of Operations.  Additionally, during the year ended December 31, 2013, 19,792 shares were awarded to one shareholder to satisfy accrued interest of $1,583 on a note previously converted in December 2012.

Warrants

The following tables summarize all “A” and “B” warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2014 and December 31, 2013, and the related changes during these years. The A warrants are exercisable at $0.20 per share for a period of one year from the date of issue and the B warrants are exercisable at $0.25 per share for a period of two years from the date of issue.

Warrants
Balance at December 31, 2012	4,081,053
Issued	0
Exercised	0
Expired/Forfeited	(3,756,053)
Balance at December 31, 2013	325,000
Warrants Exercisable at December 31, 2013	325,000
Weighted Average Fair Value of Warrants Granted During 2013	$0.00

Balance at December 31, 2013	325,000
Issued	0
Exercised	0
Expired/Forfeited	0
Balance at December 31, 2014	325,000
Warrants Exercisable at December 31, 2014	325,000
Weighted Average Fair Value of Warrants Granted During 2014	$0.00

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, one shareholder converted his Promissory Notes with a principal and accrued interest balance of $59,524 converted the balance to 5,952,360 shares of common stock.

In 2014 and 2013, the Company’s majority shareholder loaned the Company $99,872 and $54,500.  Amounts loaned were at various dates, evidenced by notes, maturing in six months, at stated interest rate of 5% and 10% after the maturity date

In 2013, an officer of the company converted a promissory note with principal and accrued interest of $10,694 to 1,110,684 shares of common stock.

NOTE 9 – COMMITMENT AND CONTIGENCY

In December 2012, the Company signed a 36-month lease agreement for office space at Reflections of Boca LLC.  The rent is $1,366 per month.

The Company signed a 12-month lease for rental space for the Company’s gold dispensing terminal on January 1, 2013.  The rent is $3,500 per month.  The lease was not renewed for 2014.

Security Deposits consist of the following:

		December 31, 2014	December 31, 2013

West Boca Executive Suites	$		$939
Reflections of Boca LLC		4,500	4,499
		$4,500	$5,438

Future lease commitments

For the years ending:
2015	2,928
Total	$2,928

NOTE 10 – PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
At December 31, deferred tax assets consist of:
Net operating loss carry forward	$2,697,168	$2,368,326
Start-up costs capitalized for tax purposes	405,876	405,876
Gross deferred tax assets	1,086,065	970,971
Valuation allowance	(1,086,065)	(970,971)
Net deferred tax assets	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2014	2013

Combined statutory income tax rate	35%	35%

Valuation allowance	(35%)	(35%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2014, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carry forward of $2,697,168 available to offset future taxable income through 2034. The valuation allowance increased $115,094 for the year ended December 31, 2014.

The Company’s federal income tax returns for the years ended December 31, 2012 through December 31, 2014 remains subject to examination by the Internal Revenue Services as of December 31, 2014.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were available to be issued and has determined that the following subsequent events need to be disclosed in these financial statements.

We have made the following balloon promissory notes to Mark Goldstein, a majority shareholder of the Company:  On January 29, 2015, we made a $2,703 balloon promissory note with an interest rate of 5% for the first six months and 10% thereafter.  On February 10, 2015, we made a $6,900 balloon promissory note with an interest rate of 5% for the first six months and 10% thereafter.  On March 6, 2015, we made a $14,000 balloon promissory note with an interest rate of 5% for the first six months and 10% thereafter.

On March 1, 2015, we entered into a lease for property located at 4181 NW 1st Ave, Boca Raton, FL 33429.  The deposit amount was $1,325.  The property consists of 1,100 square feet, and rent is $15,000 per annum for a period of one year.

Item 9.  Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Lindsey Perry	61	CEO/ Director/ CFO/ Controller	April 19, 2012 to present

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2014.

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

Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Lindsey Perry	2014	-	-	20,000	-	-	-	-	20,000
CEO/ CFO	2013	-	-	24,800	-	-	-	-	24,800

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2015, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Lindsey R. Perry, Jr. (1)	6,906,628 direct	7.42%
6505 NW 39th Terrace	110,000 indirect(2)	0.12%
Boca Raton, FL 33496

Directors/ Officers	6,906,628 direct	7.42%
As a group one (1) person	110,000 indirect	0.12%

Mark Goldstein	1,620,975 direct	1.74%
2700 N. Military Trail	38,952,360 indirect (3)	41.83%
Suite 130
Boca Raton, FL 33431

(1)Mr. Perry is an officer and director of PMX Communities.

(2)These shares are owned by Caddyshack Partners, LLC.  Mr. Perry owns 25% of this entity

(3)Represents common shares held by Dickinson Capital, LLC (a Florida limited liability company) that is controlled by Mark B. Goldstein.

Based upon 93,115,124 outstanding common shares as of April 8, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2014 and 2013, Mark Goldstein loaned the registrant $99,872 and $54,500, respectively.

In 2013, Lindsey Perry converted a promissory note with principal and accrued interest of $10,694 to 1,110,684 common shares.

On January 6, 2014, the registrant issued 2,000,000 common shares to Lindsey Perry for future services.

Director Independence

All of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2014 and 2013 there were no transactions with related persons other than as described in the section below.

Item 14. Principal Accounting Fees and Services

On May 1, 2013, the registrant dismissed Liggett, Vogt & Webb, P.A. as their registered independent public accountant.  On May 2, 2013, the registrant engaged Messineo & Co., CPAs, LLC as their new independent public accountant.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2014 and 2013.

	2014	2013
Audit Fees	$17,500	$12,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$12,500

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

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire Board of Directors.

Board of Directors Report

The Board of Directors has reviewed and discussed with the registrant's management and independent auditor the audited consolidated financial statements of the registrant’s contained in the registrant's Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2014.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the registrant's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the registrant's Annual Report on Form 10-K for its fiscal year ending December 31, 2014 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	September 3, 2009
3.2	Certificate of Amendment	Form S-1	September 3, 2009
3.3	Certificate of Change	Form S-1	September 3, 2009
3.4	Certificate of Amendment	Form 8-K	December 12, 2014
3.5	Bylaws	Form S-1	September 3, 2009
4.1	PMX Stock Awards Plan	Form S-8	November 11, 2013
10.1	Lease-Purchase Option	Form S-1	September 3, 2009
10.2	Revised Assignment and Assumption	Form S-1/A	October 16, 2009
10.3	Agreement with Invisosoft	Form S-1	September 3, 2009
10.4	Business Consultant Agreement	Form S-1	September 3, 2009
10.5	Gervis Agreement	Form S-1/A	October 16, 2009
10.6	Partial Satisfaction of Promissory Notes	Form S-1/A	October 16, 2009
10.7	Mark Goldstein Note Dated 2/13/09	Form S-1/A	October 16, 2009
10.8	Barry Roderman Note Dated 2/13/09	Form S-1/A	October 16, 2009
10.9	Mark Connell Note Dated 2/27/09	Form S-1/A	October 16, 2009
10.10	Andrew Goldstein Note Dated 3/8/09	Form S-1/A	October 16, 2009
10.11	Philip and Cynthia Liberty Note Dated 6/19/09	Form S-1/A	October 16, 2009
10.12	Glenn Murphy Note Dated 6/25/09	Form S-1/A	October 16, 2009
10.13	Financing Agreement Dated 8/18/10	Form 8-K	October 20, 2010
10.14	Agreement Dated 9/2/10	Form 8-K	October 20, 2010
10.15	Agreement Dated 10/5/10	Form 8-K	October 20, 2010
10.16	Transmedia Consulting Agreement	Form 8-K	December 20, 2010
10.17	Tritos Consulting Agreement	Form 8-K	December 20, 2010
10.18	Development Agreement	Form 8-K	August 29, 2011
10.19	Financing Agreement	Form 8-K	August 29, 2011
10.20	Employment Agreement	Form 8-K	August 29, 2011
10.21	2011 Stock Awards Plan	Form 8-K	August 29, 2011
10.22	First Amendment to Executive Employment Agreement	Form 8-K/A	February 15, 2012
10.23	Promissory Note	Form 8-K/A	February 15, 2012
16.1	Auditor's Letter	Form 8-K/A	February 22, 2013
99.1	Confidentiality Agreement	Form 8-K	May 21, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMX COMMUNITIES, INC.

BY: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer

Dated: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer, Director, Controller

Dated: April 15, 2015