Form 10-Q
period 2015-03-31
PMX Communities, Inc.
filed 2015-05-20
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 19, 2015:

Common Stock – 87,162,764.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014

	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$ 6,879	$ 13
Inventory	5,251	5,251
Total current assets	12,130	5,264

Fixed assets
Property and equipment , net	88,682	96,438

Other assets
Security deposits	4,500	4,500

Total assets	$ 105,312	$ 106,202

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 61,570	$ 69,070
Related parties - short-term loan	296,432	254,328
Notes payable - short term	219,116	219,116
Total current liabilities	577,118	542,514

Notes payable - long term	-	-
Total Liabilities	577,118	542,514

Stockholders' deficit

Common stock, $.0001 par value; authorized 100,000,000
shares; issued and outstanding 87,162,764 and 87,162,764 shares as of March 31, 2015 and December 31, 2014	9,311	9,311
Additional paid-in capital	2,719,776	2,719,776
Accumulated deficit	(3,200,893)	(3,165,399)
Total stockholders' deficit	(471,806)	(436,312)
Total liabilities and stockholders' deficit	$ 105,312	$ 106,202

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014

Net sales	$ -	$ -

Costs and expenses:
Depreciation	7,756	7,934
Selling, general and administrative expenses	19,234	106,038
	26,990	113,972
Loss from operations	(26,990)	(113,972)

Interest expense	(8,504)	(9,377)
Loss before income taxes	(35,494)	(123,349)
Income taxes	-	-
Net loss	$ (35,494)	$ (123,349)

Basic net loss per share	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	87,162,764	82,378,517

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities
Net loss	$ (35,494)	$ (123,349)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	7,756	7,934
Issuance of common stock for services	-	95,000
Change in assets and liabilities
Accounts payable	(7,500)	(94)
Accrued interest	8,504	9,377
Net cash used in operating activities	(26,734)	(11,132)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from related party notes payable	33,600	11,473
Payments on related party - short-term loan	-	(1,400)

Net cash provided by financing activities	33,600	10,073

Net increase in cash and cash equivalents	6,866	(1,059)
Cash and cash equivalents, beginning of fiscal year	13	2,956
Cash and cash equivalents, end of period	$ 6,879	$ 1,897

Supplementary information:
Cash paid for :
Interest	$ -	$ 492
Income taxes	$ -	$ -

Non-cash transactions:
Common stock issued for services	$ -	$ 99,200
Conversion of notes payable and accrued interest into common stock	$ 59,524	$ 12,690

See accompanying notes to unaudited consolidated financial statements.

PMX COMMUNITIES INC AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three month periods ended March 31, 2015 and 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2014. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

NOTE 5 – DEBT FINANCING, RELATED PARTY

During the three months ended March 31, 2015, one shareholder and his beneficial interests made aggregate loans of $33,600 to the Company.  The loans bear interest at 5% and each has a six-month maturity.

NOTE 6 – COMMITMENT AND CONTIGENCY

In January 2015, the Company entered into a one year lease agreement for office space for $1,325 per month beginning March 1, 2015.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

Subsequent to March 31, 2015, one shareholder and his beneficial interests made a loan of $10,000 to the Company.  The loan bear interest at 5% and each has a six-month maturity.

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

Results of Operations for the three months ended March 31, 2015

For the three months ended March 31, 2015 and 2014, we did not earn any revenues.

We had depreciation costs of $7,756 and $7,934 for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, we had selling, general and administrative expenses of $19,234 and $106,038, respectively.  The decrease of $86,804 was primarily due to decreased operations as we work to shift our business focus from gold vending machines to vending machines.

The Company incurred interest expense of $8,504 and $9,377 for the three months ended March 31, 2015 and 2014, respectively.

As a result, we had net losses of $35,494 and $123,349 for the three months ended March 31, 2015 and 2014, respectively.  The decrease in the net loss is primarily due to the decrease in selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

For the three months ended March 31, 2015, we recorded a net loss of $35,494.  We had an adjustment of $7,756 due to depreciation.  We had a negative change of $7,500 due to accounts payable and a positive change of $8,504 due to accrued interest.  As a result, we had net cash used in operating activities of $26,734 for the three months ended March 31, 2015.

For the three months ended March 31, 2014, we recorded a net loss of $123,349.  We had an adjustment of $7,934 due to depreciation and an adjustment of $95,000 due to the issuance of common stock for services.  We had a negative change of $94 due to accounts payable and a positive change of $9,377.  As a result, we had net cash used in operating activities of $11,132 for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, we did not pursue any investing activities.

For the three months ended March 31, 2015, we received $33,600 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $33,600 for the period.

For the three months ended March 31, 2015, we received $11,473 as proceeds from related party notes payable and paid $1,400 due to payments on a short term loan with a related party.  As a result, we had net cash provided by financing activities of $10,073 for the three months ended March 31, 2014.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

During the period ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 19, 2015