Form 10-Q
period 2015-06-30
PMX Communities, Inc.
filed 2015-08-18
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, August 17, 2015:

Common Stock – 97,114,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	June 30, 2015	December 31,2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$ -	$ 13
Inventory	5,251	5,251
Total current assets	5,251	5,264

Fixed assets
Property and equipment , net of accumulated depreciation	80,925	96,438

Other assets
Security deposits	-	4,500

Total assets	$ 86,176	$ 106,202

Liabilities and Stockholders' Deficit

Current liabilities
Bank overdraft	$ 145	$ -
Accounts payable	63,570	69,070
Notes payable, related parties	317,567	249,420
Notes payable	219,116	224,024
Total current liabilities	600,398	542,514

Total Liabilities	600,398	542,514

Stockholders' deficit
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 97,114,124 (unaudited) and 93,114,124 shares as of June 30, 2015 and December 31, 2014, respectively	9,711	9,311
Additional paid-in capital	2,735,376	2,719,776
Accumulated deficit	(3,259,309)	(3,165,399)
Total stockholders' deficit	(514,222)	(436,312)

Total liabilities and stockholders' deficit	$ 86,176	$ 106,202

See accompanying notes to condensed unaudited consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014

Revenues	$ -		$ -		$ -		$ 6,234

Operating expenses
Depreciation	7,757		7,757		15,513		15,691
Selling, general and administrative expenses	37,899		38,507		57,133		144,545
Total Operating expenses	45,656		46,264		72,646		160,236

Loss from operations	(45,656)		(46,264)		(72,646)		(154,002)

Other income (expense)
Interest expense	(3,051)		(4,023)		(6,288)		(6,178)
Interest expense, related party	(9,709)		(2,627)		(14,976)		(9,849)
Total other income (expense)	(12,760)		(6,650)		(21,264)		(16,027)

Loss before income taxes	(58,416)		(52,914)		(93,910)		(170,029)

Income taxes	-		-		-		-

Net loss	$ (58,416)		$ (52,914)		$ (93,910)		$(170,029)

Net loss per share: Basic and Diluted	$ (0.00)	*	$ (0.00)	*	$ (0.00)	*	$ (0.00)*

Weighted average shares outstanding:
Basic and Diluted	96,367,871		87,319,357		94,750,483		85,771,880

' * denotes a loss of less than $ (0.01) per share

See accompanying notes to condensed unaudited consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six month ended
	June 30,
	2015	2014

Cash flows from operating activities
Net loss	$ (93,910)	$ (170,029)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Depreciation	15,513	15,691
Issuance of common stock for services	16,000	115,133
Change in operating assets and liabilities
Inventory	-	915
Prepaid expenses and other current assets	-	1,000
Security deposit	4,500	938
Accounts payable	(5,500)	2,075
Accrued interest	6,288	6,178
Accrued interest, related party	10,591	9,849
Accrued expenses	-	(10,612)
Net cash used in operating activities	(46,518)	(28,862)

Cash flows from investing activities
Purchase of fixed assets	-	(2,913)
Net cash used in investing activities	-	(2,913)

Cash flows from financing activities
Proceeds under bank overdraft	145	-
Proceeds under note payable, related party	46,360	35,268
Repayments on note payable, related party	-	(1,400)
Net cash provided by financing activities	46,505	33,868

Net decrease in cash and cash equivalents	(13)	2,093

Cash and cash equivalents, beginning of fiscal year	13	2,956

Cash and cash equivalents, end of period	$ -	$ 5,049

Supplementary information:
Cash paid for :
Interest	$ 4,385	$ -
Income taxes	$ -	$ -

See accompanying notes to condensed unaudited consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 – DESCRIPTION OF BUSINESS

PMX Communities, Inc.  "PMX" was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. and changed its name to PMX Communities, Inc. effective February 10, 2009. PMX's year end is December 31.

On September 28, 2010, PMX formed PMX Gold, LLC, (“PMX Gold”) a Florida limited liability company as a wholly owned subsidiary of the Company to assist with evaluating and pursuing opportunities within the Gold Mining and Retail Gold Sales Industries.

On September 28, 2011, PMX formed PMX Gold Bullion Sales Inc. (“PMX Bullion”), a Florida corporation as a wholly owned subsidiary of the Company.

PMX, (through its wholly owned subsidiaries PMX Gold, LLC and PMX Gold Bullion Sales Inc.) focuses on the development of leveraged opportunities within the Retail Gold Sales and Gold Mining Industries.

PMX Communities, Inc. and its wholly-owned subsidiaries are hereafter referred to as “the Company”.

NOTE 2 - GOING CONCERN

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $93,910 and $170,029 for the six months ended June 30, 2015 and 2014, respectively. The Company has a working capital deficit of $595,147 and $537,250, and a stockholders' deficit of $514,222 and $436,312 as of June 30, 2015 and December 31, 2014, respectively.

Based on the above considerations, there is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate future profits or attain working capital through debt or equity financing.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, management believes organic growth through a new strategy in the Company’s subsidiaries will assist the Company in achievement of its goals. There is no assurance that this series of events will be satisfactorily completed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated filed with the SEC in our Form 10K on April 15, 2015. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the period presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Principles of Consolidation

The consolidated financial statements include the accounts of PMX Communities, Inc. and its wholly-owned subsidiaries, PMX Gold, LLC and PMX Gold Bullion Sales, Inc. All inter-company transactions have been eliminated

Cash and Cash Equivalents

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished gold bullion coins and bars.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful life of five years for equipment, seven years for molds and seven years for furniture and fixtures.

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

Income Taxes Continued

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2015 and December 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2011-2014 remain subject to review by federal and state tax authorities.

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

Advertising Expense

Advertising is expensed as incurred. We did not incur advertising expense during the three and six months ended June 30, 2015 and 2014.

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. No potentially dilutive debt or equity instruments were issued and outstanding during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, 325,000 warrants were issued and outstanding and these warrants have not been included in the loss per share calculation since the effect would have been anti-dilutive.

Recent Authoritative Accounting Pronouncement

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

NOTE 4 – INVENTORY

Included in inventory are finished gold bullion coins and bars and the packaging materials used to hold each piece of gold disbursed from the gold dispensing terminal.

Inventory consists of the following:

	June 30, 2015 (unaudited)	December 31, 2014

Finished Goods	$ 5,251	$ 5,251

	$ 5,251	$ 5,251

No sales from inventory were completed during the three and six month periods ended June 30, 2015. However, no provision is believed necessary in respect of slow moving inventory items as the net realizable value of the finished gold bullion coins and bars in inventory is believed to exceed its carrying value in these financial statements.

NOTE 5 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	June 30, 2015 (unaudited)	December 31, 2014

Gold Dispensing Terminals	$ 146,224	$ 146,224
Molds	8,909	8,909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(79,174)	(63,661)

Property and Equipment, net	$ 80,925	$ 96,438

Depreciation for the three and six months ended June 30, 2015 and 2014 was $7,757 and $15,513, and $7,757 and $15,691, respectively.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

Promissory Notes to related parties carry outstanding principal balances of $277,232 and $230,872 as of June 30, 2015 and December 31, 2014, respectively. Related accrued interest was $40,335 and $18,548 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2016, principal balances of $230,872 are due on demand as their maturity dates have passed, with $46,360 coming due beginning July 2015 through December 2015.  All of these notes bear interest at a rate of 5% per annum.

NOTE 7 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $153,367 and $153,367 as of June 30, 2015 and December 31, 2014, respectively. Related accrued interest was $65,749 and $70,657 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2016 all of these notes are due on demand as their maturity dates have passed.  All of these notes bear interest at a rate of 5% per annum.

NOTE 8 – SHAREHOLDERS’ DEFICIT

Authorized

On December 11, 2014, the Company amended its Articles of Incorporation. The following are the authorized shares for each class:

Class	Par	Authorized
Preferred	0.0001	10,000,000
Common	0.0001	500,000,000

Shares Issued for Services

On January 18, 2014, the Company issued 2,000,000 shares of stock to its CEO, Lindsey Perry in exchange for services, which were valued at the fair market value of the common stock, which was $40,000 and expensed as stock based compensation.

On March 6, 2014 the Company issued 2,500,000 shares of stock to one consultant under its Stock Awards Amended Plan and charged $75,000 to operations for the period ended September 30, 2014.

On April 17, 2015, the Company issued 4,000,000 shares of stock to a company for services.  These shares were valued at fair market value, based on the publicly quoted share price of our common stock, which on the date of issuance was $16,000 and expensed as consulting expense.

Warrants

No warrants were issued and outstanding during the three and six months ended June 30, 2015.

During the three and six months ended June 20, 2015, 325,000 “B” warrants were issued and outstanding from January 1, 2015 to their expiration in June 1, 2014. The “B” warrants were exercisable at $0.25 per share for a period of two years from the date on which the security offering under which they were issued was closed on June 1, 2012.

No new warrants were issued during the three and six months ended June 30, 2014.

“B” Warrants

Issued and

Outstanding

Balance at December 31, 2013	325,000
Issued	-
Exercised	-
Expired/Forfeited	(325,000)
Balance at December 31, 2014	-

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, one shareholder and his beneficial interests made aggregate loans of $46,360 to the Company.  The loans bear interest at 5% and each have a six-month maturity.

NOTE 10 – COMMITMENT AND CONTIGENCY

In January 2015, the Company entered into a one year lease agreement for office space for $1,325 per month beginning March 1, 2015.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant has developed its PMX Gold Bullion Dispensing Terminal prototype called the MGIV and deployed the first prototype in Boca Raton, Florida, U.S.A. The terminal is an unmanned dispenser, which allows for gold dispensing and deposit and account management functions. The terminal also incorporated conventional ATM and touch-screen technology. After a successful 6 months test, the MGIV was removed in July 2013 from the first location.

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

Presently, we are developing a second revenue stream.  Our online PMX Goldstore, which sells 24k bullion gold bars and coins, launched in August 2015.  We are planning on initiating a third business operation which will involve the sales of our dispensing terminals globally through direct sales and distributor channels.

In the first quarter of 2015 we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries. The Company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant continues working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the Company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  In the second quarter of 2015 we continued our business strategy from the first quarter in hopes of building a strong revenue platform from our terminal’s placements in the near future.  In the third quarter of 2015 we plan to continue to develop our relationships both globally with our gold terminals and domestically with our gold and other product line machines.  The Company continues to explore new and innovative platforms to hopefully develop multiple revenue streams for our dispensing terminals.

Results of Operations for the three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015, we did not earn any revenues. We incurred depreciation expense of $7,757 and selling, general and administrative expenses of $37,899. We incurred interest expense of $3,051 to third parties and related party interest expense of $9,709.  As a result, we incurred a net loss of $58,416 for the three months ended June 30, 2015.

By comparison, during the three months ended June 30, 2014, we did not earn any revenues. We incurred depreciation expense of $7,757 and selling, general and administrative expenses of $38,507.We incurred interest expense of $4,023 to third parties and related party interest expenses of $2,627. As a result, we incurred a net loss of $52,914 for the three months ended June 30, 2014.

The increase in net loss of $5,502 is due primarily to the $7,082, or 72.9%, increase in related party interest expense. This increase is the result of increased borrowings to ensure that we can meet our financial obligations.

Results of Operations for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015, we did not earn any revenues. We incurred depreciation expense of $15,513 and selling, general and administrative expenses of $57,133.  We incurred interest expense of $6,288 to third parties and related party interest expense of $14,976.As a result, we incurred a net loss of $93,910 for the six months ended June 30, 2015.

By comparison, during the six months ended June 30, 2014, we recognized revenues of $6,234.  We incurred depreciation expense of $15,691 and selling, general and administrative expenses of $144,545. We incurred interest expense of $6,178 to third parties and related party interest expense of $9,849. As a result, we incurred a net loss of $170,029 for the six months ended June 30, 2014.

The decrease in net loss of $76,119, or 44.8%, for the six months ended June 30, 2015 is due primarily to the $87,412, or 60.5%, decrease in selling, general and administrative expenses due to decreased operations as we work to shift our business focus from gold vending machines to exploring new markets for our vending machines.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $93,910 and $170,029 for the six months ended June 30, 2015 and 2014, respectively. The Company has a working capital deficit of $595,147 and $537,250, and a stockholders' deficit of $514,222 and $436,312 as of June 30, 2015 and December 31, 2014, respectively.

Based on the above considerations, there is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate future profits or attain working capital through debt or equity financing.  Management hopes that the continued placement of precious metals machines in the U.S.A. and the potential of a global rollout of additional dispensing terminals will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, management believes organic growth through a new strategy in the Company’s subsidiaries will assist the Company in achievement of its goals. There is no assurance that this series of events will be satisfactorily completed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows for the six months ended June 30, 2015 and 2014

Operating Activities

During the six months ended June 30, 2015, we used $46,518 in operating activities compared to $28,862 during the six months ended June 30, 2014.

During the six months ended June 30, 2015, we incurred a net loss of $93,910 that was partially offset for cash flow purposes by $31,513 in non-cash expenses, by a $4,500 return of a security deposit and a $27,667 increase in accrued interest payable.

By comparison, the six months ended June 30, 2014, we incurred a net loss of $170,029 that was partially offset for cash flow purposes by $130,824 in non-cash expenses, a $2,853 decrease in operating assets and a $7,490 increase in operating liabilities.

Investing Activities

For the six months ended June 30, 2015, we did not pursue any investing activities.

For the six months ended June 30, 2014, we spent $2,913 on the purchase of fixed assets, resulting in net cash used in investing activities of $2,913 for the period.

Financing Activities

For the six months ended June 30, 2015, we received $145 as proceeds under a bank overdraft and $46,360 as proceeds from related party notes payable.  As a result, we generated net cash from financing activities of $46,505 for the period.

For the six months ended June 30, 2014, we received $35,268 as proceeds from related party notes payable and repaid $1,400 on a loan to a related party.  As a result, we generated net cash from financing activities of $33,868 for the period.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

During the period ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On April 17, 2015, the Company issued 4,000,000 shares of stock to Sterling Grant Capital Inc. for services.  These shares were valued at fair market value, which on the date of issuance was $16,000 and expensed as consulting expense.

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

Dated: August 17, 2015