Form 10-Q
period 2015-09-30
PMX Communities, Inc.
filed 2015-11-20
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, November 20, 2015:

Common Stock – 97,114,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ -	$ 13
Inventory	5,251	5,251
Total current assets	5,251	5,264

Fixed assets
Property and equipment , net	70,787	96,438

Other assets
Security deposits	-	4,500
Total assets	$ 76,038	$ 106,202

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 63,570	$ 69,070
Accrued Interest	86,633	70,656
Accrued Interest - related parties	28,359	18,548
Related parties - short-term loan	285,005	230,873
Notes payable - short term	153,367	153,367
Total current liabilities	616,934	542,514

Notes payable - long term	-	-
Total Liabilities	616,934	542,514

Stockholders' deficit
Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000
shares; issued and outstanding 97,114,124 and 93,114,124 shares as of September 30, 2015 and December 31, 2014	9,711	9,311
Additional paid-in capital	2,735,376	2,719,776
Accumulated deficit	(3,285,983)	(3,165,399)
Total stockholders' deficit	(540,896)	(436,312)
Total liabilities and stockholders' deficit	$ 76,038	$ 106,202

See accompanying notes to condensed consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$ -	$ -	$ -	$ 6,234

Costs and expenses:
Depreciation	10,138	7,756	25,651	23,447
Selling, general and administrative expenses	12,013	44,423	69,146	188,968
	22,151	52,179	94,797	212,415
Loss from operations	(22,151)	(52,179)	(94,797)	(206,181)

Interest expense	(9,689)	(4,901)	(15,977)	(14,750)
Interest expense - related parties	5,166	(4,611)	(9,810)	(10,789)
Loss before income taxes	(26,674)	(61,691)	(120,584)	(231,720)
Income taxes	-	-	-	-
Net loss	$ (26,674)	$ (61,691)	$ (120,584)	$ (231,720)

Basic net loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic	97,115,124	87,292,163	95,547,358	86,174,320

See accompanying notes to condensed consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$ (120,584)	$ (231,720)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	25,651	23,447
Issuance of common stock for services	16,000	113,675
Change in assets and liabilities
Inventory	-	(3,394)
Prepaid expenses and other current assets	-	1,000
Security deposit	4,500	938
Accounts payable	(5,500)	(2,725)
Accrued interest	15,977	14,750
Accrued interest - related parties	9,810	10,789
Accrued expenses	-	(10,612)
Net cash used in operating activities	(54,146)	(83,852)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	2,914
Net cash provided by investing activities	-	2,914

Cash flows from financing activities
Proceeds from related party notes payable	54,133	80,872

Net cash provided by financing activities	54,133	80,872

Net decrease in cash and cash equivalents	(13)	(66)
Cash and cash equivalents, beginning of fiscal year	13	2,956
Cash and cash equivalents, end of period	$ -	$ 2,890

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:
Common stock issued for services	$ -	$ -
Conversion of notes payable and accrued interest into common stock	$ -	$ 59,524

See accompanying notes to condensed consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2015 AND 2014

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $120,584 and $231,720 for the nine months ended September 30, 2015 and 2014, respectively. The Company has a working capital deficit of $611,683 and $537,250, and a stockholders' deficit of $540,896 and $436,312 as of September 30, 2015 and December 31, 2014, respectively.

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements filed with the SEC in our Form 10K on April 15, 2015. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2015 and December 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2011-2014 remain subject to review by federal and state tax authorities.

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2015 and December 31, 2014, the effect of 0 and 325,000 warrants, respectively, are not included in the loss per share calculation since the effect is anti-dilutive.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

NOTE 4 – INVENTORY

Included in inventory are the package materials used to hold each piece disbursed from the gold dispensing terminal.

Inventory consists of the following:

	September 30, 2015	December 31, 2014

Finished Goods	$ 5,251	$ 5,251

	$ 5,251	$ 5,251

The inventory is considered greater than its net realizable value.

NOTE 5 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	September 30, 2015	December 31, 2014

Gold Machines	$ 146,224	$ 146,224
Molds	8,909	8,909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(89,312)	(63,661)

Property and Equipment, net	$ 70,787	$ 96,438

Depreciation for the nine months ended September 30, 2015 and 2014 was $25,651 and $23,447, respectively.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

Promissory Notes to related parties carry outstanding principal balances of $285,005 and $230,873 as of September 30, 2015 and December 31, 2014, respectively.  Related parties accrued interest was $28,359 and $18,548 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, principal balances of $285,005 are due on demand as their maturity dates have passed or have maturity dates beginning October 2015 through March 2016, with $54,133 coming due beginning July 2015 through March 2016. All of these notes bear interest at rates ranging from 5% to 10% per annum.

NOTE 7 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $153,367 and $153,367 as of June 30, 2015 and December 31, 2014, respectively.  Accrued interest was $86,633 and $70,656 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 all of these notes are due on demand as their maturity dates have passed. All of these notes bear interest at rates ranging from 5% to 10% per annum.

NOTE 8 – EQUITY FINANCING

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

On April 21, 2014 the Company issued an aggregate of 750,000 shares of stock to 3 separate consultants.  The aggregate fair market value of $18,675 was charged to operations for the period ended September 30, 2014.

On April 17, 2015, the Company issued 4,000,000 shares of stock to a company for services.  These shares were valued at fair market value, which on the date of issuance was $16,000 and expensed as consulting expense.

Warrants

No warrants were issued and outstanding during the three and nine months ended September 30, 2015.

Prior to the three and nine months ended September 30, 2014, 325,000 “B” warrants were issued and outstanding from January 1, 2014 to their expiration in June 1, 2014. The “B” warrants were exercisable at $0.25 per share for a period of two years from the date on which the security offering under which they were issued was closed on June 1, 2012.

No new warrants were issued during the three and nine months ended September 30, 2014.

“B” Warrants Issued and Outstanding
Balance at December 31, 2013	325,000
Issued	-
Exercised	-
Expired/Forfeited	(325,000)
Balance at December 31, 2014	-

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, one shareholder and his beneficial interests made aggregate loans of $54,133 to the Company.  The loans bear interest at 5% and each have a six-month maturity.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In January 2015, the Company entered into a one year lease agreement for office space for $1,325 per month beginning March 1, 2015.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting as follows:

During October 2015, one shareholder made a loan of $3,069 to the Company.  The loan bears interest at 5% per annum and has a six-month maturity.

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

Results of Operations for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015, we did not earn any revenues.  We incurred depreciation expenses of $10,138 and selling, general and administrative expenses of $12,013.  We incurred interest expense of $9,689 and received $5,166 as an interest expense from related parties.  As a result, we incurred a net loss of $26,674 for the three months ended September 30, 2015.

By comparison, during the three months ended September 30, 2014, we did not earn any revenues.  We incurred depreciation expenses of $7,756 and selling, general and administrative expenses of $44,423.  We incurred interest expenses of $4,901 and interest expenses from related parties of $4,611.  As a result, we incurred a net loss of $61,691 for the three months ended September 30, 2014.

The decrease in net loss of $35,017 is due primarily to the $32,419, or 73%, decrease in selling, general and administrative expenses.  This is the result of decreased operations while we shift our business focus from gold vending machines to exploring new markets for our vending machines.

Results of Operations for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, we did not earn any revenues.  We incurred depreciation expense of $25,651 and selling, general and administrative expenses of $69,146.  We incurred interest expense of $15,977 and related party interest expense of $9,810.  As a result, we incurred a net loss of $120,584 for the nine months ended September 30, 2015.

By comparison, during the nine months ended September 30, 2014, we recognized revenues of $6,234.  We incurred depreciation expense of $23,447 and selling, general and administrative expenses of $188,968.  We incurred interest expense of $14,750 and related party interest expense of $10,789.  As a result, we incurred a net loss of $231,720 for the nine months ended September 30, 2014.

The decrease in net loss of $111,136, or 48%, for the nine months ended September 30, 2015 is due primarily to the $119,822, or 63.4%, decrease in selling, general and administrative expenses due to decreased operations as we work to shifted our business focus from gold vending machines to exploring new markets for our vending machines.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $120,584 and $231,720 for the nine months ended September 30, 2015 and 2014, respectively. The Company has a working capital deficit of $611,683 and $537,250, and a stockholders' deficit of $540,896 and $436,312 as of September 30, 2015 and December 31, 2014, respectively.

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

Cash Flows for the nine months ended September 30, 2015 and 2014

Operating Activities

During the nine months ended September 30, 2015, we incurred a net loss of $120,584.  We had an adjustment of $25,651 due to depreciation and an adjustment of $16,000 due to the issuance of common stock for services.  We had the following changes in assets and liabilities: an increase of $4,500 for a security deposit, a decrease of $5,500 of accounts payable, an increase of $15,977 due to accrued interest, and an increase of $9,810 due to accrued interest for related parties.  As a result, we had net cash used in operating activities of $54,146 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, we incurred a net loss of $231,720.  We had an adjustment of $23,447 due to depreciation and an adjustment of $113,675 due to an issuance of common stock for services.  We had the following changes in assets and liabilities: a decrease of $3,394 due to inventory, an increase of $1,000 due to prepaid expenses and other current assets, an increase of $938 due to security deposits, a decrease of $2,725 due to accounts payable, an increase of $14,750 due to accrued interest, an increase of $10,789 due to related party accrued interest, and a decrease of $10,612 due to accrued expenses.  As a result, we had net cash used in operating activities of $83,852 for the nine months ended September 30, 2014.

Investing Activities

For the nine months ended September 30, 2015, we did not pursue any investing activities.

For the nine months ended September 30, 2014, we spent $2,914 on the purchase of fixed assets, resulting in net cash used in investing activities of $2,914 for the period.

Financing Activities

For the nine months ended September 30, 2015, we received $54,133 as proceeds from related party notes payable.  As a result, we had net cash provided by financing activities of $54,133 for the period.

For the nine months ended September 30, 2014, we received $80,872 as proceeds from related party notes payable.  As a result, we had net cash provided by financing activities of $80,872 for the period.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2015.

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

Item 4. Controls and Procedures

During the period ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 20, 2015