Form 10-K
period 2015-12-31
PMX Communities, Inc.
filed 2016-04-19
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 000-53974

PMX COMMUNITIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	80-0433114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 North Military Trail #103
Boca Raton, FL 33431	(561) 210-5349
(Address of Principal Executive Offices)	(Company's telephone number)

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $487,651.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 19, 2016 was 97,115,124 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX Communities, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

PART I

Item 1: Business

General

The Company was organized under the laws of the State of Nevada on December 29, 2004 under the name Merge II, Inc. The Company's year end is December 31.

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

On September 28, 2011, the Company formed PMX Gold Bullion Sales, Inc., a Florida limited liability company as a wholly owned subsidiary of the Company to manage and operate the manufacturing, supply and commercial distribution of proprietary fine gold products via its gold dispensing terminals.

On October 1, 2014, by unanimous written consent, the board of directors authorized an amendment to its certificate of incorporation to increase the authorized common shares from 100,000,000 to 500,000,000, as well as to authorize 10,000,000 preferred shares with a par value of $0.0001. The amendment was filed on December 11, 2014.

Operations

The Company has developed its PMX Gold Bullion Dispensing Terminal prototype called the MGIV and deployed the first prototype in Boca Raton, Florida, U.S.A. The terminal is an unmanned dispenser, which allows for gold dispensing and deposit and account management functions. The terminal also incorporated conventional ATM and touch-screen technology. After a successful 6 months test, the MGIV was removed in July 2013 from the first location.

The Company has been assigned the ownership rights to two U.S. Provisional Patent Applications and a final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and has filed next stage patent applications for its proprietary precious metals machine, in Australia, South Africa and the United States of America.

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

In the first quarter of 2015 we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The Company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The Company continues working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the Company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  In the second quarter of 2015 we continued our business strategy from the first quarter in hopes of building a strong revenue platform from our terminal’s placements in the near future.  In the third quarter of 2015 we continued to develop our relationships both globally with our gold terminals and domestically with our gold and other product line machines.  The Company continues to explore new and innovative platforms to hopefully develop multiple revenue streams for our dispensing terminals. The fourth quarter of 2015 was quiet and we continue as a management team to outsource diverse avenues to grow the company and seek new investors.

Employees

We employ part-time employees on an as needed basis.  We also have various consultants, lawyers and others that work for us on different aspects of our operations.  As operations increase and revenues allow, we will have to employ an additional undetermined number of employees, consultants and contracted professionals to assist with the development of the Company’s business plan.

Item 1A.  Risk Factors

Not applicable to a smaller reporting company.

Item 2. Properties

On March 1, 2015, we entered into a lease for property located at 4181 NW 1st Ave, Boca Raton, FL 33429.  The deposit amount was $1,325.  The property consists of 1,100 square feet, and rent is $15,000 per annum for a period of one year, plus sales tax.  This lease was ended in November, 2015.

The Company signed a lease agreement with Reflections of Boca, LLC on February 22, 2012 for a period of three years for a total cost of at a cost of $67,431.84. The office space is located at 2200 NW Corporate Boulevard, Suite 220, Boca Raton, FL

The Company is currently using space at 2700 North Military Train #103, Boca Raton, FL 33431, which has been provided by a shareholder free of charge.

Item 3. Legal Proceedings

On June 19, 2015, the Company received a civil court summons regarding an unpaid note payable with a principal sum of $125,000.  On February 26, 2016, a final judgment for $105,756 due to the note holder was recorded in Broward County, Florida.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the OTCQB on December 15, 2010 under the symbol "PMXO.OB".

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

2015	High	Low
January 1, 2015 - March 31, 2015	$0.01	$0.00
April 1, 2015 - June 30, 2015	$0.01	$0.00
July 1, 2015 - September 30, 2015	$0.01	$0.00
October 1, 2015 - December 31, 2015	$0.01	$0.00

2014
January 1, 2014 - March 31, 2014	$0.08	$0.01
April 1, 2014 - June 30, 2014	$0.05	$0.01
July 1, 2014 - September 30, 2014	$0.02	$0.00
October 1, 2014 - December 31, 2014	$0.01	$0.00

b)  Holders.  At April 14, 2016, there were approximately 74 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

On August 29, 2011, the Company approved the 2011 Stock Awards Plan that authorizes the issuance of 6,000,000 common shares.  This plan was amended on November 7, 2013 to increase the amount authorized for issuance under the plan to 10,000,000 common shares.  The 2011 Stock Awards Plan Awards may be granted only to persons who, at the time of grant, are employees, consultants, members of the board or persons affiliated with the Company or any of its affiliates.  An award may be granted on more than one occasion to the same person, and, subject to the limitations set forth in the Plan, such award may include an incentive stock option or a nonqualified stock option, a stock appreciation right, a restricted stock award, a phantom stock award or any combination thereof.   To date, 9,500,000 common shares have been issued under the Plan.

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

During 2015 and 2014 we repurchased no shares of our common stock.

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

In the first quarter of 2015 we widened our terminal product line to develop new machines on the platform of the original MGIV gold terminal. PMX started due diligence in states that have passed legislation to permit businesses in medical marijuana and recreational marijuana dispensaries. The research was conducted to accumulate information to decide whether the terminal would be an efficient machine to place in dispensaries.  The Company concluded that the ability to enter this new marketplace could potentially be a new revenue producing opportunity.  The registrant continues working with consultants and lawyers in these states to develop a compliant terminal to quickly deploy to dispensaries. The commercialization of any industry has barriers to entry that change quickly and PMX is hopeful that the terminal will meet them. There are risks that the Company must consider but since the terminal is built on the same platform as the MGIV gold terminal, PMX feels the costs to develop this terminal are minimal.  In the second quarter of 2015 we continued our business strategy from the first quarter in hopes of building a strong revenue platform from our terminal’s placements in the near future.  In the third quarter of 2015 we continued to develop our relationships both globally with our gold terminals and domestically with our gold and other product line machines.  The Company continues to explore new and innovative platforms to hopefully develop multiple revenue streams for our dispensing terminals.  The fourth quarter of 2015 was quiet and we continue as a management team to outsource diverse avenues to grow the company and seek new investors.

Results of Operations for the twelve months ended December 31, 2015 and 2014

For the year ended December 31, 2015, we did not record any revenues.  We incurred depreciation costs of $33,408 and selling, general and administrative expenses of $86,175.  We incurred interest expenses of $25,307 and interest expenses for related party loans of $9,810.  As a result, we had a net loss of $119,205 for the year ended December 31, 2015.

Comparatively, for the year ended December 31, 2014, we recorded net sales of $6,234.  Our cost of sales was $10,521, resulting in a gross loss of $4,287.  We incurred depreciation expenses of $31,737 and selling, general and administrative expenses of $264,355.  We paid interest expenses of $14,750 and interest expenses for related party loans of $18,964.  As a result, we had a net loss of $334,093 for the year ended December 31, 2014.

The $6,234 decrease in net sales for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to decreased operations as we work to shift our business focus from gold vending machines to exploring new markets for our vending machines.  We had a decrease in selling, general and administrative expenses of $178,180 for the year ended December 31, 2015 as a result of those decreased operations.  Due to the reduction of our selling, general and administrative expenses, we had a decrease in our net loss of $214,888 for the year ended December 31, 2015.

Liquidity and Capital Resources

For the year ended December 31, 2015, we had net loss of $119,205.  We recorded an adjustment due to the gain on forgiveness of accounts payable of $35,495, due to depreciation of $33,408, and due to the issuance of common stock for services of $16,000.  We had an increase of $4,500 due to a security deposit, an increase of $1,804 due to accounts payable, and an increase of $41,773 due to accrued interest.  As a result, we had net cash used in operating activities of $57,215 for the year ended December 31, 2015.

For the year ended December 31, 2014, we recorded a net loss of $334,093.  We recorded an adjustment due to depreciation of $31,737 and due to the issuance of common stock for services of $138,675.  We had an increase of $25,010 due to inventory, an increase of

$1,000 due to prepaid expenses and other current assets, and an increase of $938 due to security deposits.  We had an increase of $10,775 due to accounts payable, an increase of $33,755 due to accrued interest, and a decrease of $10,612 due to accrued expenses.  As a result, we had net cash used in operating activities of $102,815 for the year ended December 31, 2014.

For the years ended December 31, 2015 and 2014, we did not pursue any investing activities.

For the year ended December 31, 2015, we received $57,202 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $57,202 for the period.

For the year ended December 31, 2014, we received $99,872 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $99,872 for the period.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties.  We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  We are attempting to increase the sales to raise much needed cash for the fulfillment of the Company’s business plan. It is our intent to secure a market share in the retail gold and related financial services market which we feel will require additional capital over the long term to undertake sales and marketing initiatives, further our research and development, and to manage timing differences in cash flows from the time our PMX Gold Bullion Account becomes active and the PMX Gold ATM terminals are developed and put into use and positive cash flow product is generated.

Our capital strategy is to increase our near and mid term cash balance through financing transactions, including the issuance of debt and/or equity securities. Once our PMX Gold ATM terminal prototypes have been developed and put into the field we intend to work to develop a pro-forma financial model based on their results and pursue traditional Wall Street financing.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of December 31, 2015.

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

Item 8.  Financial Statements And Supplementary Data

PMX Communities, Inc.

Index to

Financial Statements

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PMX Communities, Inc.

We have audited the accompanying balance sheets of PMX Communities, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 19, 2016

PCAOB Registered
AICPA Member

PMX Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets

Current assets
Cash and cash equivalents	$ -	$ 13
Total current assets	-	13

Fixed assets
Property and equipment , net	63,030	96,438

Other assets
Security deposits	-	4,500
Total assets	$ 63,030	$ 100,951

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 35,379	$ 69,070
Accrued Interest	92,017	70,656
Accrued Interest - related parties	-	18,548
Related parties - short-term loan	-	230,873
Notes payable - short term	153,367	153,367
Total current liabilities	280,764	542,514

Notes payable - long term	-	-
Total Liabilities	280,764	542,514

Stockholders' deficit

Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000
shares; issued and outstanding 97,115,124 and 93,115,124 shares as of December 31, 2015 and December 31, 2014	9,711	9,311
Common stock payable	38,150
Additional paid-in capital	3,024,261	2,719,776
Accumulated deficit	(3,289,855)	(3,170,650)
Total stockholders' deficit	(217,733)	(441,563)
Total liabilities and stockholders' deficit	$ 63,030	$ 100,951

See accompanying notes to financial statements

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014

Net sales	$ -	$ 6,234
Cost of sales	-	10,521
Gross loss	-	(4,287)

Costs and expenses:
Depreciation	33,408	31,737
Selling, general and administrative expenses	86,175	264,355
	119,583	296,092
Loss from operations	(119,583)	(300,379)

Interest expense	(25,307)	(14,750)
Interest expense - related parties	(9,810)	(18,964)
Settlement income	35,495	-

(Loss) before income taxes	(119,205)	(334,093)
Income taxes	-	-
Net (loss)	$ (119,205)	$ (334,093)

Basic net income (loss) per share	$ 0.00	$ (0.01)

Weighted average shares outstanding
Basic	95,950,289	87,978,758

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2015 and 2014

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par Value	Payable	Capital	Deficit	Deficit

Balance December 31, 2013	81,912,764	$ 8,191	$ -	$ 2,522,697	$ (2,836,557)	$ (305,669)

Common stock issued for services	5,250,000	525		113,150	-	113,675

Common stock issued for conversion of notes payable	5,952,360	595		58,929	-	59,524

In-kind services	-	-		25,000	-	25,000

Net loss - for the year ended December 31, 2014	-	-	-	-	(334,093)	(334,093)

Balance December 31, 2014	93,115,124	9,311	-	2,719,776	(3,170,650)	(441,563)

Common stock issued for services	4,000,000	400	-	15,600	-	16,000

Common stock to be issued for conversion of notes payable-related parties	-	-	38,150	288,885	-	327,035

Net loss - for the year ended December 31, 2015	-	-	-	-	(119,205)	(119,205

Balance December 31, 2015	97,115,124	$ 9,711	$ 38,150	$ 3,024,261	$ (3,289,855)	$ (217,733)

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities
Net (loss)	$ (119,205)	$ (334,093)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Settlement income	(35,495)	-
Depreciation	33,408	31,737
Issuance of common stock for services	16,000	138,675
Change in assets and liabilities
Inventory	-	25,010
Prepaid expenses and other current assets	-	1,000
Security deposit	4,500	938
Accounts payable	1,804	10,775
Accrued interest	41,773	33,755
Accrued expenses	-	(10,612)
Net cash used in operating activities	(57,215)	(102,815)

Cash flows from financing activities
Proceeds from related party notes payable	57,202	99,872
Net cash provided by financing activities	57,202	99,872

Net decrease in cash and cash equivalents	(13)	(2,943)
Cash and cash equivalents, beginning of fiscal year	13	2,956
Cash and cash equivalents, end of period	$ -	$ 13

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:
Common stock issued for services	$ 16,000	$ 138,675
Conversion of notes payable and accrued interest into common stock	$ 327,000	$ 59,524

See accompanying notes to financial statements.

PMX Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and December 31, 2014

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net (loss) of $(119,205) and ($334,093) for the years ended December 31, 2015 and 2014, respectively. The Company has a working capital deficit of $280,763 and a accumulated deficit of $3,289,855 as of December 31, 2015.

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

Financial Instruments and Fair Value

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful life of five years for equipment, seven years for molds and five years for furniture and fixtures.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2015 and 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2011-2015 remain subject to review by federal and state tax authorities.

Income tax expense (benefit) consists of the following for the years ended December 31:

	2015	2014
Current:
Deferred	(6,100)	(54,000)
Federal	(35,100)	(64,800)
State	(3,700)	(6,900)
Total	(44,900)	(125,700)

Less reserve for allowance	44,900	125,700
Total income tax expense (benefit)	-	-

The net deferred income tax assets and (liability) consist of the following as of December 31:

	2015	2014
Deferred:
Net deferred tax asset and liabilities	1,261,600	1,216,700

Less reserve for allowance	1,261,600	1,216,700
Total deferred tax assets and liabilities	-	-

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of December 31, 2015 and 2014, the Company had no warrants issued and outstanding.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	December 31, 2015	December 31, 2014

Gold Machines	$ 146,224	$ 146,224
Molds	8,909	8,909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(97,069)	(63,661)

Property and Equipment, net	$ 63,030	$ 96,438

Depreciation for the year’s ended December 31, 2015 and 2014 was $33,408 and $31,737, respectively.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

Promissory Notes to related parties carry outstanding principal balances of $0 and $230,873 as of December 31, 2015 and December 31, 2014, respectively.  Related parties accrued interest was $0 and $18,548 as of December 31, 2015 and December 31, 2014, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $153,367 and $153,367 as of December 31, 2015 and 2014, respectively.  Accrued interest was $92,017 and $70,656 as of December 31, 2015 and 2014, respectively. As of December 31, 2015 all of these notes are due on demand as their maturity dates have passed. All of these notes bear interest at rates ranging from 5% to 10% per annum.

NOTE 7 – EQUITY FINANCING

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

Warrants

No warrants were issued and outstanding during the years ended December 31, 2015 and 2014.

Shares Issued in Exchange for Notes Payable and Accrued Interest

On September 28, 2014, one noteholder converted his Promissory Notes with a principal of $47,600 and accrued interest $11,924, for a total balance of $59,524, which was exchanged for 5,952,360 shares of common stock.  The exchange shares were valued at the fair market trading price, therefore no gain or loss on the extinguishment of debt was recognized.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, one shareholder and his beneficial interests made aggregate loans of $57,202 to the Company.  The loans bear interest at 5% and each have a six-month maturity.  In December 2015, these new loans, prior year, related part loans and related accrued interest totaling approximately $327,000 were settled by the holders agreeing to receive 10,900,000 shares which were valued at $38,150.  The remaining balances of the loans were recorded as a capital contribution.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In January 2015, the Company entered into a one year lease agreement for office space for $1,325 per month beginning March 1, 2015.  The lease was ended in November 2015.

Item 9.  Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2015, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

The Company hired an outsource certified public accountant to work with our CFO and management on an as needed basis to eliminate the material weaknesses.  We will continue to aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Lindsey Perry	62	CEO/ Director/ CFO/ Controller	April 19, 2012 to present

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, other than Lindsey Perry, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2015.

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

Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Lindsey Perry	2015	-	-	-	-	-	-	-	-
CEO/ CFO	2014	-	-	20,000	-	-	-	-	20,000

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Lindsey R. Perry, Jr. (1)	7,775,684 direct	8.01%
6505 NW 39th Terrace
Boca Raton, FL 33496

Directors/ Officers	7,775,684 direct	8.01%
As a group one (1) person

Mark Goldstein	1,620,975 direct	1.67%
2700 N. Military Trail	38,952,360 indirect (2)	40.11%
Suite 130
Boca Raton, FL 33431

(1)Mr. Perry is an officer and director of PMX Communities.

(2)Represents common shares held by Dickinson Capital, LLC (a Florida limited liability company) that is controlled by Mark B. Goldstein.

Based upon 97,115,124 outstanding common shares as of April 14, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2015 and 2014, Mark Goldstein loaned the Company $57,202 and $99,872, respectively.

On January 6, 2014, the Company issued 2,000,000 common shares to Lindsey Perry for future services.

Director Independence

All of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2015 and 2014 there were no transactions with related persons other than as described in the section below.

Item 14. Principal Accounting Fees and Services

On August 3, 2015, the Company dismissed Messineo & Co., CPAs, LLC as their registered independent public accountant.  On August 3, 2015, the Company engaged Cutler & Co., LLC as their new independent public accountant.  On November 16, 2015, Cutler & Co., LLC resigned as the Company’s registered independent public accountant.  On November 16, 2015, the Company engaged Stevenson & Company CPAs LLC as their new independent public accountant.  The following shows the fees that were billed for the audit and other services provided by such firms for 2015 and 2014.

Audit fees paid to Messineo & Co.: 2015 - $12,500, 2014 - $17,500

Audit fees paid to Cutler & Co., LLC: 2015 - $3,000

Audit fees paid to Stevenson & Company CPAs LLC: 2015 - $15,500

Audit related fees paid to Messineo & Co.: 2015 - $0, 2014 - $0

Audit related fees paid to Cutler & Co., LLC: 2015 - $0

Audit related fees paid to Stevenson & Company CPAs LLC: 2015 - $0

Tax fees paid to Messineo & Co.: 2015 - $0, 2014 - $0

Tax fees paid to Cutler & Co., LLC: 2015 - $0

Tax fees paid to Stevenson & Company CPAs LLC: 2015 - $0

All other fees paid to Messineo & Co.: 2015 - $0, 2014 - $0

All other fees paid to Cutler & Co., LLC: 2015 - $0

All other fees paid to Stevenson & Company CPAs LLC: 2015 - $0

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

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company's management and independent auditor the audited consolidated financial statements of the Company’s contained in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2015.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2015 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMX COMMUNITIES, INC.

BY: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer

Dated: April 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer, Director, Controller

Dated: April 19, 2016