Form 10-Q
period 2016-03-31
PMX Communities, Inc.
filed 2016-05-20
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 20, 2016:

Common Stock – 97,114,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Fixed assets
Equipment , net	55,274	63,030

Total assets	$ 55,274	$ 63,030

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 33,539	$ 35,379
Accrued Interest	97,789	92,017
Notes payable - short term	153,367	153,367
Total current liabilities	284,695	280,763

Notes payable - long term	-	-
Total Liabilities	284,695	280,763

Stockholders' deficit

Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000
shares; issued and outstanding 97,114,124 shares as of March 31, 2016 and December 31, 2015	9,711	9,711
Common stock payable	38,150	38,150
Additional paid-in capital	3,024,261	3,024,261
Accumulated deficit	(3,301,543)	(3,289,855)
Total stockholders' deficit	(229,421)	(217,733)
Total liabilities and stockholders' deficit	$ 55,274	$ 63,030

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net sales	$ -	$ -
Cost of sales	-	-
Gross loss	-	-

Costs and expenses:
Depreciation	7,756	7,756
Selling, general and administrative expenses	-	19,234
	7,756	26,990
Loss from operations	(7,756)	(26,990)

Other income (expense):
Interest expense	(5,773)	(8,504)
Gain on forgiveness of accounts payable	1,841	-
	(3,932)	(8,504)

Income (loss) before income taxes	(11,688)	(35,494)
Income taxes	-	-
Net income (loss)	$ (11,688)	$ (35,494)

Basic net income (loss) per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic	97,115,124	87,162,764

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$ (11,688)	$ (35,494)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	7,756	7,756
Change in assets and liabilities
Inventory	-	-
Prepaid expenses and other current assets	-	-
Security deposit	-	-
Accounts payable	(1,841)	(7,500)
Accrued interest	5,773	8,504
Accrued expenses	-	-
Net cash used in operating activities	-	(26,734)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from related party notes payable	-	33,600

Net cash provided by financing activities	-	33,600

Net decrease in cash and cash equivalents	-	6,866
Cash and cash equivalents, beginning of fiscal year	-	13
Cash and cash equivalents, end of period	$ -	$ 6,879

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$ -	$ 59,524

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

NOTE 2 - GOING CONCERN

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $11,688 and $35,494 for the three months ended March 31, 2016 and 2015, respectively. The Company has a working capital deficit of $284,695 and a stockholders' deficit of $229,421 at March 31, 2016.

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated filed with the SEC in our Form 10K on April 19, 2016. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2012-2015 remain subject to review by federal and state tax authorities.

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2016 and 2015.

Recent Authoritative Accounting Pronouncement

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	March 31, 2016 (unaudited)	December 31, 2015

Gold Dispensing Terminals	$ 146,224	$ 146,224
Molds	8,909	8,909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(104,825)	(97,069)

Property and Equipment, net	$ 55,274	$ 63,030

Depreciation for the three months ended March 31, 2016 and 2015 was $7,756 and $7,756, respectively.

NOTE 5 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $153,367 and $153,367 as of March 31, 2016 and December 31, 2015, respectively.  Related accrued interest was $97,789 and $92,017 as of March 31, 2015 and December 31, 2015, respectively.  As of March 31, 2016, all of these notes are due on demand as their maturity dates have passed.  All of these notes bear interest at a rate of 5% per annum.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, one shareholder and his beneficial interests made aggregate loans of $33,600 to the Company.  The loans bear interest at 5% and each has a six-month maturity.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2016 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

We welcome 2016 anxiously as we continue exploration of new relationships for the Company. The Company has been looking at various strategic technology partnerships this first quarter that we hope will bring revenues to the bottom line in 2016.

Results of Operations for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, we did not earn any revenues.  We incurred depreciation expenses of $7,796.  We incurred interest expense of $5,773 and received $1,841 as a gain on forgiveness of accounts payable.  As a result, we incurred a net loss of $11,688 for the three months ended March 31, 2016.

By comparison, during the three months ended March 31, 2015, we did not earn any revenues.  We incurred depreciation expenses of $7,756 and selling, general and administrative expenses of $19,234.  We incurred interest expenses of $8,504.  As a result, we incurred a net loss of $35,494 for the three months ended March 31, 2015.

The decrease in net loss of $23,806 is due primarily to the Company not incurring any selling, general and administrative expenses during the three months ended March 31, 2016.  This is the result of decreased operations while we shift our business focus from gold vending machines to exploring new markets.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $11,688 and $35,494 for the three months ended March 31, 2016 and 2015, respectively. The Company has a working capital deficit of $284,695 and $280,763, and a stockholders' deficit of $229,421 and $217,733 as of March 31, 2016 and December 31, 2015, respectively.

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

Cash Flows for the three months ended March 31, 2016 and 2015

Operating Activities

During the three months ended March 31, 2016, we incurred a net loss of $11,688.  We had an adjustment of $7,756 due to depreciation.  We had the following changes in assets and liabilities: a decrease of $1,841 of accounts payable and an increase of $5,773 due to accrued interest.  As a result, we had net cash used in operating activities of $0 for the three months ended March 31, 2016.

During the three months ended March 31, 2015, we incurred a net loss of $35,494.  We had an adjustment of $7,756 due to depreciation.  We had the following changes in assets and liabilities: a decrease of $7,500 due to accounts payable and an increase of $8,504 due to accrued interest.  As a result, we had net cash used in operating activities of $26,734 for the three months ended March 31, 2015.

Investing Activities

For the three months ended March 31, 2016 and 2015, we did not pursue any investing activities.

Financing Activities

For the three months ended March 31, 2016, we did not pursue any financing activities.

For the three months ended March 31, 2015, we received $33,600 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $33,600 for the period.

Our internal and external sources of liquidity have included proceeds raised from subscription agreements and private placements and advances from related parties.  We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  We are currently exploring new relationships for the Company in order to pursue new courses of business.

Going Concern

To date, the registrant has incurred significant losses.  The registrant’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the registrant’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2016.

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

Item 4. Controls and Procedures

During the period ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of March 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 20, 2016