Form 10-Q
period 2016-06-30
PMX Communities, Inc.
filed 2016-08-22
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

-OR-

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 000-53974

PMX COMMUNITIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	80-0433114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 North Military Trail #130
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, August 22, 2016:

Common Stock – 108,015,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Fixed assets
Equipment , net	48,408	63,030

Total assets	$ 48,408	$ 63,030

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 56,837	$ 35,379
Accrued Interest	103,684	92,017
Notes payable - short term	155,867	153,367
Total current liabilities	316,388	280,763

Notes payable - long term	-	-
Total Liabilities	316,388	280,763

Stockholders' deficit

Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000
shares; issued and outstanding 108,015,124 and 97,115,124 shares as of June 30, 2016 and December 31, 2015, respectively	10,801	9,711
Common stock payable	16,800	38,150
Additional paid-in capital	3,061,321	3,024,261
Accumulated deficit	(3,356,902)	(3,289,855)
Total stockholders' deficit	(267,980)	(217,733)
Total liabilities and stockholders' deficit	$ 48,408	$ 63,030

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-
Gross loss	-	-	-	-

Costs and expenses:
Depreciation	6,866	7,757	14,622	15,513
Selling, general and administrative expenses	42,598	37,899	42,598	57,133
	49,464	45,656	57,220	72,646
Loss from operations	(49,464)	(45,656)	(57,220)	(72,646)

Other income (expense):
Interest expense	(5,895)	(12,760)	(11,668)	(21,264)
Gain on forgiveness of accounts payable	-	-	1,841	-
	(5,895)	(12,760)	(9,827)	(21,264)

Income (loss) before income taxes	(55,359)	(58,416)	(67,047)	(93,910)
Income taxes	-	-	-	-
Net income (loss)	$ (55,359)	$ (58,416)	$ (67,047)	$ (93,910)

Basic net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic	97,474,465	96,367,871	97,294,794	94,750,483

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the Six Month's Ended June 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$ (67,047)	$ (93,910)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Common stock to be issued/ issuable for services	16,800	15,513
Depreciation	14,622	16,000
Change in assets and liabilities
Security deposit	-	4,500
Accounts payable	21,458	(5,500)
Accrued interest	11,667	16,879
Net cash used in operating activities	(2,500)	(46,518)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Increase in bank overdraft	-	145
Proceeds from related party notes payable	2,500	46,360

Net cash provided by financing activities	2,500	46,505

Net decrease in cash and cash equivalents	-	(13)
Cash and cash equivalents, beginning of period	-	13
Cash and cash equivalents, end of period	$ -	$ -

Supplementary information:
Cash paid for :
Interest	$ -	$ 4,685
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$ -	$ 59,524

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

NOTE 2 - GOING CONCERN

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $67,047 and $93,910 for the six months ended June 30, 2016 and 2015, respectively. The Company has a working capital deficit of $316,388 and a stockholders' deficit of $267,980 at June 30, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2012-2015 remain subject to review by federal and state tax authorities.

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended June 30, 2016 and 2015.

Recent Authoritative Accounting Pronouncement

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date.  We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements - Going Concern (Sub Topic (205-40) issued August 27, 2014 by FASB defines managements' responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern.  The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

NOTE 4 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Gold Dispensing Terminals	$ 146,224	$ 146,224
Molds	8,909	8,909
Office Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(111,691)	(97,069)

Property and Equipment, net	$ 48,408	$ 63,030

Depreciation for the six months ended June 30, 2016 and 2015 was $14,622 and $15,513, respectively.

NOTE 5 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $155,867 and $153,367 as of June 30, 2016 and December 31, 2015, respectively.  Related accrued interest was $103,684 and $92,017 as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, all of these notes are due on demand as their maturity dates have passed.  All of these notes bear interest at a rate of 5% per annum.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016 and 2015, one shareholder and his beneficial interests made aggregate loans of $2,500 and $46,360, respectively, to the Company.  The loans bear interest at 5% and each has a six-month maturity.

During the six months ended June 30, 2016, a related party shareholder paid $20,000 in expenses on the Company’s behalf.  The amount is included in accounts payable.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2016 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting and noted the following:

On July 1, 2016, the Board of Directors approved to issue 2,000,000 shares of common stock to an officer of the company and 6,000,000 shares of common stock to related parties for services at $0.0042 per share or $33,600.

On July 18, 2016, the Board of Directors approved an increase in the number of shares available for issuance through the 2011 stock awards plan from 10,000,000 common shares to 17,700,000 common shares.

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

Results of Operations for the three months ended June 30, 2016 and 2015

For the three months ended June 30, 2016, we did not record any revenues.  We recorded depreciation expenses of $6,866 and selling, general and administrative expenses of $42,598.  We paid interest expenses of $5,895.  As a result, we had a net loss of $55,359 for the three months ended June 30, 2016.

Comparatively, for the three months ended June 30, 2015, we did not record any revenues.  We recorded depreciation expenses of $7,757 and selling, general and administrative expenses of $37,899.  We paid interest expenses of $12,760.  As a result, we had a net loss of $58,416 for the three months ended June 30, 2015.

The decrease in net loss of $3,057 is due primarily to the Company decreasing selling, general and administrative expenses during the three months ended June 30, 2016.  This is the result of decreased operations while we shift our business focus from gold vending machines to exploring new markets.

Results of Operations for the six months ended June 30, 2016 and 2015

For the six months ended June 30, 2016, we did not record any revenues.  We recorded depreciation expenses of $14,622 and selling, general and administrative expenses of $42,598.  We paid interest expenses of $11,688 and had a gain on forgiveness of accounts payable of $1,841.  As a result, we had a net loss of $67,047 for the six months ended June 30, 2016.

Comparatively, for the six months ended June 30, 2015, we did not record any revenues.  We recorded depreciation expenses of $15,513 and selling, general and administrative expenses of $57,133.  We paid interest expenses of $21,264.  As a result, we had a net loss of $93,910 for the six months ended June 30, 2015.

The decrease in net loss of $26,863 is due primarily to decreased selling, general and administrative expenses and decrease interest expense during the six months ended June 30, 2016.  This is the result of decreased operations while we shift our business focus from gold vending machines to exploring new markets.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $67,047 and $93,910 for the six months ended June 30, 2016 and 2015, respectively. The Company has a working capital deficit of $316,388 and $280,763, and a stockholders' deficit of $267,980 and $217,733 as of June 30, 2016 and December 31, 2015, respectively.

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

Cash Flows for the six months ended June 30, 2016 and 2015

Operating Activities

During the six months ended June 30, 2016, we incurred a net loss of $67,047.  We had an adjustment of $16,800 due to the issuance of common stock for services and common stock issuable for services and $14,622 due to depreciation.  We had the following changes in assets and liabilities: an increase of $21,458 of accounts payable and an increase of $11,667 due to accrued interest.  As a result, we had net cash used in operating activities of $2,500 for the six months ended June 30, 2016.

During the six months ended June 30, 2015, we incurred a net loss of $93,910.  We had an adjustment of $15,513 due to the issuance of common stock for services and common stock issuable for services and $16,000 due to depreciation.  We had the following changes in assets and liabilities: an increase of $4,500 due to a security deposit, a decrease of $5,500 due to accounts payable and an increase of $16,879 due to accrued interest.  As a result, we had net cash used in operating activities of $46,518 for the six months ended June 30, 2015.

Investing Activities

For the six months ended June 30, 2016 and 2015, we did not pursue any investing activities.

Financing Activities

For the six months ended June 30, 2016, we received $2,500 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $2,500 for the period.

For the three months ended June 30, 2015, we received $145 due to an increase in bank overdraft and $46,360 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $46,505 for the period.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2016.

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

Item 4. Controls and Procedures

During the period ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of June 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 22, 2016