Form 10-Q
period 2016-09-30
PMX Communities, Inc.
filed 2016-11-21
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, November 21, 2016:

Common Stock – 118,015,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Fixed assets
Equipment , net	20,548	63,030
Total assets	$ 20,548	$ 63,030

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable	$ 60,912	$ 35,379
Accrued Interest	109,674	92,017
Notes payable - short term	157,367	153,367
Total current liabilities	327,953	280,763

Notes payable - long term	-	-
Total Liabilities	327,953	280,763

Stockholders' deficit

Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000 shares; issued and outstanding 118,015,124 and 97,115,124 shares as of September 30, 2016 and December 31, 2015, respectively	11,801	9,711
Common stock payable	-	38,150
Additional paid-in capital	3,102,321	3,024,261
Accumulated deficit	(3,421,527)	(3,289,855)
Total stockholders' deficit	(307,405)	(217,733)
Total liabilities and stockholders' deficit	$ 20,548	$ 63,030

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-
Gross loss	-	-	-	-

Costs and expenses:
Depreciation	7,312	10,138	21,934	25,651
Selling, general and administrative expenses	30,775	12,013	73,373	69,146
Impairment loss	20,548	-	20,548	-
	58,635	22,151	115,855	94,797
Loss from operations	(58,635)	(22,151)	(115,855)	(94,797)

Other income (expense):
Interest expense	(5,990)	(9,689)	(17,658)	(15,977)
Gain on forgiveness of accounts payable	-	5,166	1,841	(9,810)
	(5,990)	(4,523)	(15,817)	(25,787)

Income (loss) before income taxes	(64,625)	(26,674)	(131,672)	(120,584)
Income taxes	-	-	-	-
Net income (loss)	$ (64,625)	$ (26,674)	$ (131,672)	$ (120,584)

Basic net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic	117,906,428	97,115,124	104,215,489	95,547,358

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$ (131,672)	$ (120,584)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Common stock issued or to be issued for services	42,000	16,000
Depreciation	21,934	25,651
Impairment loss	20,548	-
Change in assets and liabilities
Security deposit	-	4,500
Accounts payable	25,533	(5,500)
Accrued interest	17,657	25,787
Net cash used in operating activities	(4,000)	(54,146)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from related party notes payable	4,000	54,133

Net cash provided by financing activities	4,000	54,133

Net decrease in cash and cash equivalents	(0)	(13)
Cash and cash equivalents, beginning of period	-	13
Cash and cash equivalents, end of period	$ (0)	$ -

Supplementary information:
Cash paid for :
Interest	$ -	$ 4,685
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$ -	$ -

See accompanying notes to consolidated financial statements.

PMX COMMUNITIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

NOTE 2 - GOING CONCERN

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $131,672 and $120,584 for the nine months ended September 30, 2016 and 2015, respectively. The Company has a working capital deficit of $327,953 and a stockholders' deficit of $307,405 at September 30, 2016.

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

Financial Instruments and Fair Value

The Company’s balance sheet includes certain financial instruments, including accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful life of five years for equipment, seven years for molds and seven years for furniture and fixtures.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In such circumstances, those assets are written down to estimated fair value. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.  During the nine months ended September 30, 2016, the Company recorded an impairment loss of $20,548.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2016, and December 31, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2012-2015 remain subject to review by federal and state tax authorities.

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. No potentially dilutive debt or equity instruments were issued or outstanding during the three or nine months ended September 30, 2016 and 2015.

Recent Authoritative Accounting Pronouncement

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Gold Dispensing Terminals	$ 146,224	$ 146,224
Molds	8,909	8,909
Office Equipment	-	1,600
Office Furniture and Fixtures	-	3,366
Less: Accumulated Depreciation	(134,585)	(97,069)

Property and Equipment, net	$ 20,548	$ 63,030

Depreciation for the nine months ended September 30, 2016 and 2015 was $21,934 and $25,651, respectively.  An impairment loss of $20,548 was recorded during the period ended September 30, 2016.

NOTE 5 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $157,367 and $153,367 as of September 30, 2016 and December 31, 2015, respectively.  Related accrued interest was $109,674 and $92,017 as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, these notes are due on demand as their maturity dates have passed.  These notes bear interest at a rate of 5% per annum.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 and 2015, one shareholder and his beneficial interests made aggregate loans of $4,000 and $54,133, respectively, to the Company.  The loans bear interest at 5% and each has a six-month maturity.

During the nine months ended September 30, 2016, a related party shareholder paid $22,350 in expenses on the Company’s behalf.  The amount is included in accounts payable.

On July 1, 2016, the Board of Directors approved the issuance of the following shares: 4,000,000 shares to an officer of the Company for services and 6,000,000 shares to a related party shareholder for consulting services.  The total value for the 10,000,000 shares was $42,000.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2016 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting and noted no additional items to be disclosed.

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

During this quarter the company continued to look for opportunities for the company gold terminals. As precious metals becomes more valuable in the marketplace we hope a return to placing the terminals in venues such as malls is a strong possibility.

Results of Operations for the three months ended September 30, 2016 and 2015

For the three months ended September 30, 2016, we did not record any revenues.  We recorded depreciation expenses of $7,312, selling, general and administrative expenses of $30,775 and an impairment loss of $20,548.  We paid interest expenses of $5,990.  As a result, we had a net loss of $64,625 for the three months ended September 30, 2016.

Comparatively, for the three months ended September 30, 2015, we did not record any revenues.  We recorded depreciation expenses of $10,138 and selling, general and administrative expenses of $12,013.  We paid interest expenses of $9,689 and had a gain on forgiveness of accounts payable of $5,166.  As a result, we had a net loss of $26,674 for the three months ended September 30, 2015.

The increase in net loss of $37,951 is due primarily to the Company increasing selling, general and administrative expenses and an impairment loss of $20,548 during the three months ended September 30, 2016.  This is a result of expenses incurred while we shift our business focus from gold vending machines to exploring new markets.

Results of Operations for the nine months ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, we did not record any revenues.  We recorded depreciation expenses of $21,934, selling, general and administrative expenses of $73,373 and an impairment loss of $20,548.  We paid interest expenses of $17,658 and had a gain on forgiveness of accounts payable of $1,841.  As a result, we had a net loss of $131,672 for the nine months ended September 30, 2016.

Comparatively, for the nine months ended September 30, 2015, we did not record any revenues.  We recorded depreciation expenses of $25,651 and selling, general and administrative expenses of $69,146.  We paid interest expenses of $15,977 and had a loss on the forgiveness of accounts payable of $9,810.  As a result, we had a net loss of $120,584 for the nine months ended September 30, 2015.

The increase in net loss of $11,088 is due primarily to a gain on forgiveness of accounts payable and an impairment loss of $20,548 during the nine months ended September 30, 2016 compared to the loss on the forgiveness of accounts payable during the nine months ended September 30, 2015.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $131,672 and $120,584 for the nine months ended September 30, 2016 and 2015, respectively. The Company has a working capital deficit of $327,953 and $280,763, and a stockholders' deficit of $307,405 and $217,733 as of September 30, 2016 and December 31, 2015, respectively.

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

Cash Flows for the nine months ended September 30, 2016 and 2015

Operating Activities

During the nine months ended September 30, 2016, we incurred a net loss of $131,672.  We had an adjustment of $42,000 due to the issuance of common stock for services and common stock issuable for services, $21,934 due to depreciation and $20,548 due to impairment loss.  We had the following changes in assets and liabilities: an increase of $25,533 due to accounts payable and an increase of $17,657 due to accrued interest.  As a result, we had net cash used in operating activities of $4,000 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, we incurred a net loss of $120,584.  We had an adjustment of $16,000 due to the issuance of common stock for services and common stock issuable for services and $25,651 due to depreciation.  We had the following changes in assets and liabilities: an increase of $4,500 due to a security deposit, a decrease of $5,500 due to accounts payable and an increase of $25,787 due to accrued interest.  As a result, we had net cash used in operating activities of $54,146 for the nine months ended September 30, 2015.

Investing Activities

For the nine months ended September 30, 2016 and 2015, we did not pursue any investing activities.

Financing Activities

For the nine months ended September 30, 2016, we received $4,000 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $4,000 for the period.

For the nine months ended September 30, 2015, we received $54,133 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $54,133 for the period.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2016.

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

Item 4. Controls and Procedures

During the period ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of September 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

On July 1, 2016, the Board of Directors approved the issuance a total of 10,000,000 shares of common stock to an officer and a consultant of the Company for services at $0.0042 per share or $42,000.

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

Dated: November 21, 2016