Form 10-K
period 2016-12-31
PMX Communities, Inc.
filed 2017-05-02
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

or

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

Indicate by check mark whether the registrant is a shell registrant (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $229,955.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of May 2, 2017 was 118,015,124 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX Communities, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

The Company is focused on working to build a new avenue to market their terminals globally. As well, the Company is looking for new opportunities for their shareholders.

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

During 2016, we re-evaluated the direction for our terminals.  With precious metals making a turn around, we are looking to distribution networks for the machines, and we are pursuing avenues to license our terminal technologies and sell terminals.

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

Item 2. Properties

The Company is currently using space at 2700 North Military Trail #130, Boca Raton, FL 33431, which has been provided by a shareholder free of charge.

Item 3. Legal Proceedings

On June 19, 2015, the Company received a civil court summons regarding an unpaid note payable with a principal sum of $125,000.  On February 26, 2016, a final judgment for $105,756 due to the note holder was recorded in Broward County, Florida. The Company has not repaid the judgement and as such the note continues to accrue interest, the total due including interest as of December 31, 2016 is $131,938.

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

2015	High	Low
January 1, 2015 - March 31, 2015	$0.01	$0.00
April 1, 2015 - June 30, 2015	$0.01	$0.00
July 1, 2015 - September 30, 2015	$0.01	$0.00
October 1, 2015 - December 31, 2016	$0.01	$0.00

2016
January 1, 2016 - March 31, 2016	$0.0079	$0.0015
April 1, 2016 - June 30, 2016	$0.0068	$0.0019
July 1, 2016 - September 30, 2016	$0.0055	$0.0026
October 1, 2016 - December 31, 2016	$0.0058	$0.0010

b)  Holders.  At May 2, 2017, there were approximately 74 shareholders of the Company.

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

During 2015 and 2016, we did not repurchase any shares of our common stock.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

The registrant has developed its PMX Gold Bullion Dispensing Terminal prototype called the MGIV and deployed the first prototype in Boca Raton, Florida, U.S.A. The terminal is an unmanned dispenser, which allows for gold dispensing and deposit and account management functions. The terminal also incorporated conventional ATM and touch-screen technology. After a successful six months test, the MGIV was removed in July 2013 from the first location.

The registrant has been assigned the ownership rights to two U.S. Provisional Patent Applications and a final International Patent Application Number PCT/US2012/020486 (“Unattended Precious Metal Distribution System, Methods and Apparatus”), and has filed next stage patent applications for its proprietary precious metals machine, in Australia, South Africa and the United States of America.

During 2016, we continued to look for opportunities for the company dispensing terminals. As precious metals become more valuable in the marketplace we hope a return to placing the terminals in venues such as malls is a strong possibility.

Results of Operations for the twelve months ended December 31, 2016 and 2015

For the year ended December 31, 2016, we did not record any revenues.  We incurred depreciation costs of $21,934, impairment loss on assets of $39,314 and selling, general and administrative expenses of $73,170.  We incurred interest expenses of $23,627.  As a result, we recorded a net loss of $159,827 for the year ended December 31, 2016.

For the year ended December 31, 2015, we did not record any revenues.  We incurred depreciation costs of $33,408 and selling, general and administrative expenses of $86,175.  We incurred interest expenses of $25,307 and interest expenses for related party loans of $9,810. We recorded a gain on forgiveness of accounts payable of $35,495.  As a result, we had a net loss of $119,205 for the year ended December 31, 2015.

The $40,622 difference in net loss between the years ended December 31, 2016 and 2015 is primarily the result of decreased gains on the forgiveness of accounts payable.  We recorded a decrease in depreciation expenses of $9,692 and a decrease in selling, general and administrative expenses of $13,005.  Our interest expenses decreased by $11,490, and our gain on the forgiveness of accounts payable was reduced by $35,495 for the year ended December 31, 2016.

Liquidity and Capital Resources

For the year ended December 31, 2016, we recorded a net loss of $159,827.  We recorded a positive adjustment of $42,000 for common stock issued for services, a positive adjustment of $23,716 for depreciation, $39,314 for impairment of assets, and $24,550 for expenses paid by related party on behalf of the Company.  We recorded a positive change of $2,260 due to accounts payable and $24,627 due to accrued interest.  As a result, we had net cash used in operating activities of $4,000 for the year ended December 31, 2016.

For the year ended December 31, 2015, we recorded a net loss of $119,205.  We recorded a negative adjustment of $35,495 due to settlement income and a positive adjustment of $16,000 for common stock issued or to be issued for services and $33,408 for depreciation.  We had positive changes of $4,500 for a security deposit, $1,804 for accounts payable, and $41,773 for accrued interest.  As a result, we had net cash used in operating activities of $57,215 for the year ended December 31, 2015.

For the years ended December 31, 2016 and 2015, we did not pursue any investing activities.

For the year ended December 31, 2016, we received $4,000 as proceeds from related party notes payable, resulting in net cash provided by financing activities of $4,000 for the period.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of December 31, 2016.

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

PMX Communities, Inc.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholders

PMX Communities, Inc.

We have audited the accompanying consolidated balance sheet of PMX Communities, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. and its subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 1, 2017

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PMX Communities, Inc.

We have audited the accompanying balance sheets of PMX Communities, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMX Communities, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 18, 2016

PCAOB Registered
AICPA Member

PMX Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current assets
Total current assets	$ -	$ -

Fixed assets
Equipment, net	-	63,030
Total assets	$ -	$ 63,030

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$ 62,549	$ 35,379
Accrued interest	115,644	92,017
Notes payable	157,367	153,367
Total current liabilities	335,560	280,763

Total Liabilities	335,560	280,763

Stockholders' deficit
Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000
shares, issued and outstanding 118,015,124 and 97,115,125
shares as of December 31, 2016 and December 31, 2015
respectively	11,801	9,711
Common stock payable	-	38,150
Additional paid-in capital	3,102,321	3,024,261
Accumulated deficit	(3,449,682)	(3,289,855)
Total stockholders' deficit	(335,560)	(217,733)
Total liabilities and stockholders' deficit	$ -	$ 63,030

See accompanying notes to consolidated financial statements

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the year ended	For the year ended
	December 31,	December 31,
	2016	2015

Operating expenses:
Depreciation	$ 23,716	$ 33,408
Selling, general and administrative expenses	73,170	86,175
Impairment loss on equipment	39,314	-
Total operating expenses	136,200	119,583
Loss from operations	(136,200)	(119,583)

Other income (expense):
Interest expense	(23,627)	(35,117)
Gain on forgiveness of accounts payable	-	35,495
Total other income (expense)	(23,627)	378

Loss before income taxes	(159,827)	(119,205)
Income taxes	-	-
Net loss	$ (159,827)	$ (119,205)

Basic and Diluted Net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding
Basic and Diluted	107,684,250	95,950,289

See accompanying notes to consolidated financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2016 and 2015

	Common Stock		Common Stock	Additional Paid in	Accumulated	Total Stockholders'
	Shares	Par Value	Payable	Capital	Deficit	Deficit

Balance December 31, 2014	93,115,124	$ 9,311	$ -	$2,719,776	$(3,170,650)	$(441,563)

Common stock issued for services	4,000,000	400	-	15,600	-	16,000

Common stock issued for conversion of notes payable-related parties	-	-	38,150	288,885	-	327,035

Net loss	-	-	-	-	(119,205)	(119,205)

Balance December 31, 2015	97,115,124	9,711	38,150	3,024,261	(3,289,855)	(217,733)

Common stock issued for prior year conversion of note payable-related party	10,900,000	1,090	(38,150)	37,060	-	-

Common stock issued for services	10,000,000	1,000	-	41,000	-	42,000

Net loss	-	-	-	-	(159,827)	(159,827)

Balance, December 31, 2016	118,015,124	$ 11,801	$ -	$3,102,321	$(3,449,682)	$(335,560)

See accompanying notes to consolidated financial statements.

PMX Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(159,827)	$(119,205)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on settlement of accounts payable	-	(35,495)
Common stock issued for services	42,000	16,000
Depreciation	23,716	33,408
Impairment loss on equipment	39,314	-
Expenses paid by related party on behalf of the Company	24,550	-
Change in assets and liabilities
Security deposit	-	4,500
Accounts payable	2,620	1,804
Accrued interest	23,627	41,773
Net cash used in operating activities	(4,000)	(57,215)

Cash flows from financing activities
Proceeds from related party notes payable	4,000	57,202
Net cash provided by financing activities	4,000	57,202

Net decrease in cash and cash equivalents	-	(13)
Cash and cash equivalents, beginning of period	-	13
Cash and cash equivalents, end of period	$ -	$ -

Supplementary information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$ -	$327,000
Common shares issued for related party note payable converted in prior year	$ 38,150	$ -

See accompanying notes consolidated financial statements.

PMX Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and December 31, 2015

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has a working capital deficit, has incurred reoccurring net losses and has not yet established revenue producing activities which raises substantial doubt about its ability to continue as a going concern.

Based on the above considerations, there is a substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate future profits or attain working capital through debt or equity financing.  Management hopes that with precious metals making a turn around, they will obtain distribution networks for the machines.  Management hopes to find avenues to license their terminal technologies and sell terminals which will bring sufficient revenues and investment into the Company to sustain its growth and operations.  Furthermore, management believes organic growth through a new strategy in the Company’s subsidiaries will assist the Company in achievement of its goals. There is no assurance that this series of events will be satisfactorily completed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the period presented.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful life of five years for equipment, five years for molds and seven years for furniture and fixtures.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2016 and 2015, the Company had no uncertain tax positions. As of December 31, 2016, the Company has approximately $3,725,000 in net loss carry forwards. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The tax years for December 31, 2011-2016 remain subject to review by federal and state tax authorities.

Income tax expense (benefit) consists of the following for the years ended December 31:

	2016	2015
Current:
Deferred	-	(6,100)
Federal	(37,980)	(35,100)
State	(4,220)	(3,700)
Total	(42,200)	(44,900)

Less reserve for allowance	42,200	44,900
Total income tax expense (benefit)	-	-

The net deferred income tax assets and (liability) consist of the following as of December 31:

	2016	2015
Deferred:
Net deferred tax asset and liabilities	1,303,700	1,261,600
Less reserve for allowance	(1,303,700)	(1,261,600)
Total deferred tax assets and liabilities	-	-

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

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of December 31, 2016 and 2015, the Company had no warrants issued and outstanding.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

	December 31, 2016	December 31, 2015

Gold Machines	$ 146,224	$ 146,224
Molds	8,909	8,909
Officer Equipment	1,600	1,600
Office Furniture and Fixtures	3,366	3,366
Less: Accumulated Depreciation	(120,785)	(97,069)
Less: Impairment	(39,314)	-

Property and Equipment, net	$ -	$ 63,030

Depreciation for the year’s ended December 31, 2016 and 2015 was $23,716 and $33,408, respectively. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Through its analysis, the Company determined that the expected future cash flows is less than the carrying amount of the assets, therefore, an impairment loss of $39,314 was recorded during the year ended December 31, 2016.

NOTE 5 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $157,367 and $153,367 as of December 31, 2016 and 2015, respectively.  Related accrued interest was $115,644 and $92,017 as of December 31, 2016 and 2015, respectively.  As of December 31, 2016, these notes are due on demand as their maturity dates have passed and are considered to be in default.  These notes bear interest at a rate of 5% to 12% per annum.

NOTE 6 – EQUITY FINANCING

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

Shares Issued to convert related party notes payable

During the year ended December 31, 2015, one shareholder and his beneficial interests made aggregate loans of $57,202 to the Company.  The loans bear interest at 5% and each have a six-month maturity.  In December 2015, these new loans, prior year, related party loans and related accrued interest totaling approximately $327,000 were settled by the holders agreeing to receive 10,900,000 shares which were valued at $38,150 and recorded as common stock payable.  The remaining balances of the loans were recorded as a capital contribution. The Company issued the 10,900,000 shares during the year December 31, 2016.

Warrants

No warrants were issued and outstanding during the years ended December 31, 2016 and 2015.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is currently using space at 2700 North Military Trail #130, Boca Raton, FL 33431, which has been provided by a majority shareholder free of charge.

During the year ended December 31, 2015, one shareholder and his beneficial interests made aggregate loans of $57,202 to the Company.  The loans bear interest at 5% and each have a six-month maturity.  In December 2015, these new loans, prior year, related party loans and related accrued interest totaling approximately $327,000 were settled by the holders agreeing to receive 10,900,000 shares which were valued at $38,150 and recorded as common stock payable.  The remaining balances of the loans were recorded as a capital contribution. The Company issued the 10,900,000 shares during the year December 31, 2016.

During the years ended December 31, 2016 and 2015, one shareholder and his beneficial interests made aggregate loans of $4,000 and $57,202, respectively, to the Company.  The balance as of December 31, 2016 and 2015 is $4,000 and $0, respectively. The loans bear interest at 5% and each has a six-month maturity.

During the year ended December 30, 2016, a related party shareholder paid $24,550 in expenses on the Company’s behalf.  The amount is included in accounts payable.

On July 1, 2016, the Board of Directors approved to issue a total of 10,000,000 shares of common stock to officers of the Company for services at $0.0042 per share or $42,000.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 19, 2015, the Company received a civil court summons regarding an unpaid note payable with a principal sum of $125,000.  On February 26, 2016, a final judgment for $105,756 due to the note holder was recorded in Broward County, Florida. The Company has not repaid the judgement and as such the note continues to accrue interest, the total due including interest as of December 31, 2016 is $131,938.

Item 9.  Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources which resulted in lack of multiple levels of supervision and review and a lack of segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Lindsey Perry	63	CEO/ Director/ CFO/ Controller	April 19, 2012 to present

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

 Item 11.  Executive Compensation

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Lindsey Perry	2016	-	-	$16,800(1)	-	-	-	-	$16,800
CEO/ CFO	2015	-	-	-	-	-	-	-	-

(1)Represents 4,000,000 restricted common shares issued for services.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 19, 2017, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Lindsey R. Perry, Jr. (1)	11,790,684 direct	9.99%
6505 NW 39th Terrace
Boca Raton, FL 33496

Directors/ Officers	11,790,684 direct	9.99%
As a group one (1) person

5% or more Shareholder

Mark Goldstein	1,620,975 direct	1.37%
2700 N. Military Trail	49,852,360 indirect (2)	42.24%
Suite 130
Boca Raton, FL 33431

(1)Mr. Perry is an officer and director of PMX Communities.

(2)Represents common shares held by Dickinson Capital, LLC (a Florida limited liability company) that is controlled by Mark B. Goldstein.

Based upon 118,015,124 outstanding common shares as of May 2, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company is currently using space at 2700 North Military Trail #130, Boca Raton, FL 33431, which has been provided by Mark Goldstein, a majority shareholder free of charge.

During the year ended December 31, 2015, Mark Goldstein, a majority shareholder and his beneficial interests made aggregate loans of $57,202 to the Company.  The loans bear interest at 5% and each have a six-month maturity.  In December 2015, these new loans, prior year, related party loans and related accrued interest totaling approximately $327,000 were settled by the holders agreeing to receive 10,900,000 shares which were valued at $38,150 and recorded as common stock payable.  The remaining balances of the loans were recorded as a capital contribution. The Company issued the 10,900,000 shares during the year December 31, 2016.

During the years ended December 31, 2016 and 2015, Mark Goldstein, a majority shareholder, and his beneficial interests made aggregate loans of $4,000 and $57,202, respectively, to the Company.  The balance as of December 31, 2016 and 2015 is $4,000 and $0, respectively. The loans bear interest at 5% and each has a six-month maturity.

During the year ended December 30, 2016, a related party shareholder paid $24,550 in expenses on the Company’s behalf.  The amount is included in accounts payable.

On July 1, 2016, the Board of Directors approved to issue a total of 10,000,000 shares of common stock to officers of the Company for services at $0.0042 per share or $42,000.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

Director Independence

All of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2016 and 2015, there were no transactions with related persons other than as described in the section above.

Item 14. Principal Accounting Fees and Services

On August 3, 2015, the Company dismissed Messineo & Co., CPAs, LLC as their registered independent public accountant.  On August 3, 2015, the Company engaged Cutler & Co., LLC as their new independent public accountant.  On November 16, 2015, Cutler & Co., LLC resigned as the Company’s registered independent public accountant.  On November 16, 2015, the Company engaged Stevenson & Company

CPAs LLC as their new independent public accountant.  On March 7, 2017, Stevenson & Company CPAs LLC resigned as the Company’s independent public accountant.  On March 22, 2017, the Company engaged Malone Bailey LLP as its new independent public accountant. The following shows the fees that were billed for the audit and other services provided by such firms for 2015 and 2016.

Audit fees paid to Messineo & Co.: 2015 - $12,500

Audit fees paid to Cutler & Co., LLC: 2015 - $3,000

Audit fees paid to Stevenson & Company CPAs LLC: 2015 - $15,500, 2016 - $20,000

Audit fees paid to Malone Bailey, LLP: 2016 - $6,000

Audit related fees paid to Messineo & Co.: 2015 - $0

Audit related fees paid to Cutler & Co., LLC: 2015 - $0

Audit related fees paid to Stevenson & Company CPAs LLC: 2015 - $0, 2016 - $0

Audit related fees paid to Malone Bailey, LLP: 2016 - $0

Tax fees paid to Messineo & Co.: 2015 - $0

Tax fees paid to Cutler & Co., LLC: 2015 - $0

Tax fees paid to Stevenson & Company CPAs LLC: 2015 - $0, 2016 - $0

Tax fees paid to Malone Bailey, LLP: 2016 - $0

All other fees paid to Messineo & Co.: 2015 - $0

All other fees paid to Cutler & Co., LLC: 2015 - $0

All other fees paid to Stevenson & Company CPAs LLC: 2015 - $0, 2016 - $0

All other fees paid to Malone Bailey, LLP: 2016 - $0

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

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company's management and independent auditor the audited consolidated financial statements of the Company’s contained in the Company's Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2016.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2016 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and 2015

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2016 and 2015

Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

Dated: May 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: /s/ Lindsey Perry

Lindsey Perry

Chief Executive Officer, Chief Financial Officer, Director, Controller

Dated: May 2, 2017