Form 10-Q
period 2017-03-31
PMX Communities, Inc.
filed 2017-05-18
CIK 1471387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 18, 2017:

Common Stock – 118,015,124.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

PMX COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016

Assets
Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$ 62,549	$ 62,549
Accrued interest	122,176	115,644
Notes payable	157,367	157,367
Total current liabilities	342,092	335,560

Total Liabilities	342,092	335,560

Stockholders' deficit

Preferred stock, $0.0001 par value; authorized 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 500,000,000 shares; issued and outstanding 118,015,124 and 118,015,124 shares as of March 31, 2017 and December 31, 2016, respectively	11,801	11,801
Additional paid-in capital	3,102,321	3,102,321
Accumulated deficit	(3,456,214)	(3,449,682)
Total stockholders' deficit	(342,092)	(335,560)
Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited consolidated financial statements.

PMX COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Operating expenses:
Depreciation	$ -	$ 7,756

Total operating expenses	-	7,756
Loss from operations	-	(7,756)

Other income (expense):
Interest expense	(6,532)	(5,773)
Gain on forgiveness of accounts payable	-	1,841
Total other income (expense)	(6,532)	(3,932)

Loss before income taxes	(6,532)	(11,688)
Income taxes	-	-
Net loss	$ (6,532)	$ (11,688)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding
Basic and diluted	118,015,124	97,115,124

See accompanying notes to the unaudited consolidated financial statements.

PMX COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Cash flows from operating activities
Net loss	$ (6,532)	$ (11,688)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	7,756
Change in assets and liabilities
Accounts payable	-	(1,841)
Accrued interest	6,532	5,773
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplementary information:
Cash paid for :
Interest	$ -	$ -
Income taxes	$ -	$ -

See accompanying notes to the unaudited consolidated financial statements.

PMX COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

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

NOTE 2 - GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed unaudited consolidated financial statements, the Company had a net loss of $6,532 and $11,688 for the three months ended March 31, 2017 and 2016, respectively. The Company has a working capital deficit of $342,092 and a stockholders' deficit of $342,092 at March 31, 2017.

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

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements filed with the SEC in our Form 10K on May 2, 2017. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

NOTE 4 – NOTES PAYABLE

Promissory Notes carry outstanding principal balances of $157,367 and $157,367 as of March 31, 2017 and December 31, 2016, respectively.  Related accrued interest was $122,176 and $115,644 as of March 31, 2017 and December 31, 2017, respectively.  As of March 31, 2017, these notes are due on demand as their maturity dates have passed.  These notes bear interest at a rate of 5% to 12% per annum.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is currently using space at 2700 North Military Trail #130, Boca Raton, FL 33431, which has been provided by a majority shareholder free of charge.

During the year ended December 31, 2016 the Company borrowed $4,000 from shareholders. The loans bear interest at 5% and each has a six-month maturity. The balance as of March 31, 2017 and December 31, 2016 is $4,000 and $4,000, respectively.

During the year ended December 31, 2016, a related party shareholder paid $24,550 in expenses on the Company’s behalf.  The amount is included in accounts payable as of March 31, 2017 and December 31, 2016.

The above related party transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

NOTE 6 – SUBSEQUENT EVENTS

During April 2017, a related party shareholder paid $6,000 in expenses on the Company’s behalf. The payable to the shareholder is unsecured, noninterest bearing and due on demand.

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

During 2017, we continued to look for opportunities for the company dispensing terminals. As precious metals become more valuable in the marketplace we hope a return to placing the terminals in venues such as malls.

Results of Operations for the three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017, we did not record any revenues.  We recorded interest expense of $6,532, resulting in a net loss of $6,532 for the period.

Comparatively, for the three months ended March 31, 2016, we did not record any revenues.  We recorded depreciation expenses of $7,756, interest expenses of $5,773, and recorded a gain on the forgiveness of accounts payable of $1,841.  As a result, we had a net loss of $11,688 for the three months ended March 31, 2016.

The decrease in net loss of $5,156 is due primarily to the Company decreasing operations while they seek out new business opportunities.

Liquidity and Capital Resources

The audit report filed with the SEC on the annual report on Form 10-K contained going concern notice, and no changes have been made to the Company that would change that notice.  The Company does not currently have a cash balance.

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

Cash Flows for the three months ended March 31, 2017 and 2016

Operating Activities

During the three months ended March 31, 2017, we incurred a net loss of $6,532.  We recorded accrued interest of $6,532.  As a result, we had net cash used in operating activities of $0 for the period.

During the three months ended March 31, 2016, we incurred a net loss of $11,688.  We recorded a positive adjustment of $7,756 due to depreciation.  We had a negative change of $1,841 due to accounts payable and a positive change of $5,773 due to accrued interest, resulting in net cash used in operating activities of $0 for the period.

Investing Activities

For the three months ended March 31, 2017 and 2016, we did not pursue any investing activities.

Financing Activities

For the three months ended March 31, 2017 and 2016, we did not pursue any financing activities

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2017.

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

Item 4. Controls and Procedures

During the period ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of March 31, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 18, 2017